Form 10-Q
period 2025-03-31
Churchill Capital Corp X/Cayman
filed 2025-06-13
CIK 2007825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission File Number:
001-42646

Churchill Capital Corp X
(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	86-1946291
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

640 Fifth Avenue, 14th Floor New York, New York	10019
(Address of principal executive offices)	(Zip Code)
(212)
380-7500
(Registrant’s telephone number, including area code)
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share and one-quarter of one redeemable warrant	CCCXU	The Nasdaq Stock Market LLC
Class A ordinary shares, par value $0.0001 per share	CCCX	The Nasdaq Stock Market LLC
Warrants, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50 per share	CCCXW	The Nasdaq Stock Market LLC
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated
filer, a
non-accelerated
filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule
12b-2
of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act). Yes ☒ No ☐
As of June 13, 2025, there were 41,700,000 Class A Ordinary Shares underlying the units, par value $0.0001 per share, and 10,350,000 Class B Ordinary Shares, par value $0.0001 per share, of the registrant issued and outstanding.

CHURCHILL CAPITAL CORP X

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2025

Page
Part I. Financial Information
Item 1. Financial Statements
Condensed Balance Sheets as of March 31, 2025 (Unaudited) and December 31, 2024	1
Condensed Statements of Operations for the Three Months Ended March 31, 2025 and for the Period from January 4, 2024 (Inception) Through March 31, 2024 (Unaudited)	2
Condensed Statements of Changes in Shareholder’s Deficit for the Three Months Ended March 31, 2025 and for the Period from January 4, 2024 (Inception) Through March 31, 2024 (Unaudited)	3
Condensed Statements of Cash Flows for the Three Months Ended March 31, 2025 and for the Period from January 4, 2024 (Inception) Through March 31, 2024 (Unaudited)	4
Notes to Condensed Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3. Quantitative and Qualitative Disclosures About Market Risk	15
Item 4. Controls and Procedures	15
Part II. Other Information
Item 1. Legal Proceedings	16
Item 1A. Risk Factors	16
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	16
Item 3. Defaults Upon Senior Securities	16
Item 4. Mine Safety Disclosures	16
Item 5. Other Information	16
Item 6. Exhibits	17
Part III. Signatures	18

i

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
CHURCHILL CAPITAL CORP X
CONDENSED BALANCE SHEETS

	March 31, 2025	December 31, 2024
	(unaudited)
Assets
Deferred offering costs	$170,882	$157,937

Total Assets	$170,882	$157,937

Liabilities and Shareholder’s Deficit
Current Liabilities
Accrued offering costs	$12,945	$—
Promissory note - related part y	203,047	184,847

Total Current Liabilities	215,992	184,847

Commitments and Contingencies (Note 6)
Shareholder’s Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued or outstanding	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 10,350,000 shares issued and outstanding (1) (2)	1,036	1,036
Additional paid-in capital	23,964	23,964
Accumulated deficit	(70,110)	(51,910)

Total Shareholder’s Deficit	(45,110)	(26,910)

Total Liabilities and Shareholder’s Deficit	$170,882	$157,937

(1)
Includes an aggregate of up to 1,350,000 Class B ordinary shares, $0.0001 par value subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (Note 5). On May 15, 2025, the Company consummated its Initial Public Offering and sold 41.4 million Units, which includes the full exercise of the underwriter’s over-allotment option, hence the 1,350,000 Class B ordinary shares are no longer subject to forfeiture.

(2)
On February 15, 2024, the Sponsor acquired an aggregate of 7,187,500 founder shares for approximately $0.003 per share. In April 2025, the Company effected a share capitalization in the form of a share dividend of approximately 0.2 fully
paid Class B ordinary shares for each Class B ordinary share in issue. In May 2025, the Company issued an additional 1,725,000 Class B ordinary shares in a share capitalization, resulting in our Sponsor holding an aggregate of 10,350,000 founder shares. All share and per-share
data have been retrospectively presented.

The accompanying notes are an integral part of the unaudited condensed financial statements.

CHURCHILL CAPITAL CORP X
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended March 31, 2025	For the Period from January 4, 2024 (Inception) Through March 31, 2024
General and administrative costs	$18,200	$44,611

Loss from operations	(18,200)	(44,611)

Net loss	$(18,200)	$(44,611)

Weighted average shares outstanding, Class B ordinary shares (1) (2)	9,000,000	9,000,000

Basic and diluted net loss per share, Class B ordinary shares	$(0.00)	$(0.00)

(1)
Excludes an aggregate of up to 1,350,000 Class B ordinary shares, $0.0001 par value subject to forfeiture if the over-all otme
nt option is not exercised in full or in part by the underwriters (Note 5). On May 15, 2025, the Company consummated its Initial Public Offering and sold
41.4
million Units, which includes the full exercise of the underwriter’s over-allotment option, hence the 1,350,000 Class B ordinary shares are no longer subject to forfeiture.

(2)
On February 15, 2024, the Sponsor acquired an aggregate of 7,187,500 founder shares for approximately $0.003 per share. In April 2025, the Company effected a share capitalization in the form of a share dividend of approximately 0.2 fully paid Class B ordinary shares for each Class B ordinary share in issue. In May 2025, the Company issued an additional 1,725,000 Class B ordinary shares in a share capitalization, resulting in our Sponsor holding an aggregate of 10,350,000 founder shares. All share and per-share
data have been retrospectively presented.

The accompanying notes are an integral part of the unaudited condensed financial statements.

CHURCHILL CAPITAL CORP X
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDER’S DEFICIT
(UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2025

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2025	—	$—	10,350,000	$1,036	$23,964	$(51,910)	$(26,910)
Net loss	—	—	—	—	—	(18,200)	(18,200)

Balance – March 31, 2025	—	$—	10,350,000	$1,036	$23,964	$(70,110)	$(45,110)

FOR THE PERIOD FROM JANUARY 4, 2024 (INCEPTION) THROUGH MARCH 31, 2024

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 4, 2024 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor (1) (2)	—	—	10,350,000	1,036	23,964	—	25,000
Net loss	—	—	—	—	—	(44,611)	(44,611)

Balance – March 31, 2024	—	$—	10,350,000	$1,036	$23,964	$(44,611)	$(19,611)

(1)
Includes an aggregate of up to 1,350,000 Class B ordinary shares, $0.0001 par value subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (Note 5). On May 15, 2025, the Company consummated its Initial Public Offering and sold 41.4 million Units, which includes the full exercise of the underwriter’s over-allotment option, hence the 1,350,000 Class B ordinary shares are no longer subject to forfeiture.

(2)
On February 15, 2024, the Sponsor acquired an aggregate of 7,187,500 founder shares for approximately $0.003 per share. In April 2025, the Company effected a share capitalization in the form of a share dividend of approximately 0.2 fully paid Class B ordinary shares for each Class B ordinary share in issue. In May 2025, the Company issued an additional 1,725,000 Class B ordinary shares in a share capitalization, resulting in our Sponsor holding an aggregate of 10,350,000 founder shares. All share and per-share
data have been retrospectively presented.

The accompanying notes are an integral part of the unaudited condensed financial statements.

CHURCHILL CAPITAL CORP X
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended March 31, 2025	For the Period from January 4, 2024 (Inception) Through March 31, 2024
Cash Flows from Operating Activities:
Net loss	$(18,200)	$(44,611)
Adjustments to reconcile net loss to net cash used in operating activities:
Payment of expense through promissory note – related party	18,200	33,620
Payment of formation costs through issuance of Class B ordinary shares	—	4,827
Changes in operating assets and liabilities:
Accrued expenses	—	6,164

Net cash used in operating activities	—	—

Net Change in Cash	—	—
Cash – Beginning of period	—	—

Cash – End of period	$—	$—

Noncash investing and financing activities:
Deferred offering costs included in accrued offering costs	$12,945	$9,845

Deferred offering costs paid through promissory note - related party	$—	$118,625

Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$—	$20,173

The accompanying notes are an integral part of the unaudited condensed financial statements.

CHURCHILL CAPITAL CORP X
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2025
(Unaudited)
Note 1—Description of Organization and Business Operations
Organization and General
Churchill Capital Corp X (the “Company”) was incorporated as a Cayman Islands exempted company on January 4, 2024. The Company was incorporated for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses that the Company has not yet identified (the “Initial Business Combination”). The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, or the “Securities Act”, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”).
As of March 31, 2025, the Company had not yet commenced operations. All activity for the period from January 4, 2024 (inception) through March 31, 2025 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its Initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.
Sponsor and Initial Public Offering
The Company’s sponsor is Churchill Sponsor X LLC (the “Sponsor”), having M. Klein Associates, Inc. as its managing member, and is an affiliate of M. Klein and Company, LLC.
The registration statement for the Company’s Initial Public Offering was declared effective on May 13, 2025. On May 15, 2025, the Company consummated the Initial Public Offering of 41.4 million Units (as defined below) (See Note 3), which includes the full exercise of the underwriters’ over-allotment option of
5.4 million Units, generating gross proceeds of $414,000,000 and simultaneously, consummated the sale of the private placement of 300,000 of Private Placement Units (the “Private Placement Units”) for an aggregate of $3,000,000 (See Note 4). Separately, an affiliate of BTIG, LLC, the representative of the underwriters for the Initial Public Offering, invested $500,000 in, and was admitted as a member of, the Sponsor in connection with the closing of the Initial Public Offering in exchange for interests in the Sponsor corresponding to 50,000 Private Placement Units and 200,000 founder shares (See Note 5).
Transaction costs amounted to $3,971,368, consisting of $3,000,000 of deferred underwriting fee, and $971,368 of other offering costs.
The Trust Account
Upon the closing of the Initial Public Offering on May 15, 2025, an amount of $414,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units, and a portion of the proceeds of the sale of the Private Placement Units, are held in a Trust Account (the “Trust Account”) and will be invested only in U.S. government treasury bills with a maturity of one hundred eighty-five (185) days or less or in money market funds that meet certain conditions under Rule
2a-7
under the Investment Company Act of 1940 and that invest only in direct U.S. government obligations and, may at any time be held as cash or cash items, including in demand deposit accounts at a bank. Funds will remain in the Trust Account until the earlier of (i) the consummation of the Initial Business Combination or (ii) the distribution of the Trust Account proceeds as described below. The remaining proceeds outside the Trust Account may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.
The Company’s amended and restated memorandum and articles of association provides that, other than the permitted withdrawals (as defined below), if any, none of the funds held in the Trust Account will be released until the earlier of (i) the completion of the Initial Business Combination; (ii) the redemption of any Class A ordinary shares, $0.0001 par value, of the Company (the “Public Shares”), that have been properly submitted in connection with a shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association (A) in a manner that would affect the substance or timing of its obligation to redeem 100% of the Public Shares if it does not complete an Initial Business Combination within 24 months from the closing of the Initial Public Offering (or 27 months from the closing of the Initial Public Offering if the Company has executed a letter of intent, agreement in principle or definitive agreement for an initial business combination within 24 months from the closing of the Initial Public Offering) (such 24 or 27 month period, as may be amended, the “Combination Period”) or (B) with respect to any other provision relating to the rights of holders of the Public Shares or pre-Initial
Business Combination activity; and (iii) the redemption of 100% of the Public Shares if the Company is unable to complete an Initial Business Combination within the Combination Period. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public shareholders.

CHURCHILL CAPITAL CORP X
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2025
(Unaudited)

Initial Business Combination
The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering, although substantially all of the net proceeds of the Initial Public Offering are intended to be generally applied toward consummating an Initial Business Combination. The Initial Business Combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on income earned on the Trust Account) at the time of the agreement to enter into the Initial Business Combination. Furthermore, there is no assurance that the Company will be able to successfully effect an Initial Business Combination.
The Company, after signing a definitive agreement for an Initial Business Combination, will either (i) seek shareholder approval of the Initial Business Combination at a meeting called for such purpose in connection with which shareholders may seek to redeem their shares, regardless of whether they vote for or against the Initial Business Combination, for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Initial Business Combination, including interest earned on the funds held in the Trust Account (net of amounts withdrawn to fund the working capital requirements, subject to an annual limit of $1,000,000, and to pay taxes (“permitted withdrawals”)), (ii) provide shareholders with the opportunity to sell their Public Shares to the Company by means of a tender offer (and thereby avoid the need for a shareholder vote) for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Initial Business Combination, including interest less permitted withdrawals. The decision as to whether the Company will seek shareholder approval of the Initial Business Combination or will allow shareholders to sell their Public Shares in a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require the Company to seek shareholder approval, unless a vote is required by law or under Nasdaq rules.
Pursuant to the Company’s memorandum and articles of association if the Company is unable to complete the Initial Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter subject to lawfully available funds therefor, redeem the Public Shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned (which interest shall be net of permitted withdrawals and up to $100,000 of interest to pay dissolution expenses and net of taxes payable), divided by the number of then outstanding Public Shares, which redemption will completely extinguish the holders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. The Sponsor, officers and directors are not entitled to rights to liquidating distributions from the Trust Account with respect to any Founder Shares (as defined below) held by them if the Company fails to complete the Initial Business Combination within the Combination Period. However, if the Sponsor and management team acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete the Initial Business Combination within the prescribed time period.
In the event of a liquidation, dissolution or winding up of the Company after an Initial Business Combination, the Company’s shareholders are entitled to share ratably in all assets remaining available for distribution after payment of liabilities and after provision is made for each shareholder’s class of shares, if any, having preference over the ordinary shares. The Company’s shareholders have no preemptive or other subscription rights. There are no sinking fund provisions applicable to the ordinary shares, except that the Company will provide its shareholders with the opportunity to redeem their Public Shares for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account, upon the completion of the Initial Business Combination, subject to the limitations described herein.
Risks and Uncertainties
The United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict and the Israel-Hamas conflict, as well as recent developments to U.S. tariff policies. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (“SWIFT”) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, increasing geopolitical tensions among a number of nations. The invasion of Ukraine by Russia and the Israel-Hamas conflict and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyber-attacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

CHURCHILL CAPITAL CORP X
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2025
(Unaudited)

Any of the above mentioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine, the Israel-Hamas conflict and subsequent sanctions or related actions, or the ongoing trade and tariff policy changes by the U.S. or other countries, could adversely affect the Company’s search for an Initial Business Combination and any target business with which the Company may ultimately consummate an Initial Business Combination.
Liquidity and Capital Resources
The Company’s liquidity needs up to March 31, 2025 had been satisfied through the loan under an unsecured promissory note from the Sponsor of up to $600,000 (see Note 5). At March 31, 2025, the Company had no cash and working capital deficit of $215,992.
In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, members of the Company’s founding team or any of their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay such loaned amounts at that time. Up to $1,500,000 of such Working Capital Loans may be converted into units of the post-Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Placement Units. As of March 31, 2025 (unaudited) and December 31, 2024, the Company had no borrowings under the Working Capital Loans.
In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Codification (“ASC”)
205-40,
“Presentation of Financial Statements- Going Concern,” the Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating its business. However, if the estimate of the costs of identifying a target business, undertaking in-depth
due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the initial Business Combination. Management has determined that after the Initial Public Offering close on May 15, 2025, the Company has sufficient funds to finance the working capital needs of the Company within one year from the date of issuance of the unaudited condensed financial statements.
Note 2—Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form
10-Q
and Article 8 of Regulation
S-X
of the U.S. Securities and Exchange Commission (the “SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.
The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on May 15, 2025, as well as the Company’s Current Report on Form
8-K,
as filed with the SEC on May 21, 2025. The interim results for the three months ended March 31, 2025, are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any future periods.
Emerging Growth Company
As an emerging growth company, the Company may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding
advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.
Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

CHURCHILL CAPITAL CORP X
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2025
(Unaudited)

Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820, “Fair Value Measurement,” approximates the carrying amounts represented in the condensed balance sheets, primarily due to their short- term nature.
Use of Estimates
The preparation of the unaudited condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of expenses during the reporting period.
Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.
Offering Costs Associated with the Initial Public Offering
The Company complies with the requirements of the ASC
340-10-S99
and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” Deferred offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. FASB ASC
470-20,
“Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between Class A ordinary shares and warrants, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the warrants and then to the Class A ordinary shares. Offering costs allocated to the Class A ordinary shares were charged to temporary equity, offering costs allocated to the Public and Private Placement Warrants were charged to shareholder’s deficit after management’s evaluation that these are accounted for under equity treatment.
Income Taxes
The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statements and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.
ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2025 and December 31, 2024, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.
Warrant Instruments
The Company accounts for the Public and Private Warrants to be issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, the Company evaluated and classified the warrant instruments under equity treatment at their assigned value. There were no Public and Private Warrants outstanding as of March 31, 2025 and December 31, 2024.

CHURCHILL CAPITAL CORP X
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2025
(Unaudited)

Net Loss per Ordinary Share
Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 1,350,000 ordinary shares that would have been subject to forfeiture had the over-allotment option not been exercised by the underwriters (see Note 7). For the three months ended March 31, 2025 and for the period from January 4, 2024 (inception) through March 31, 2024, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per ordinary share is the same as basic loss per ordinary share for the periods presented.
Recent Accounting Standards
Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.
Note 3—Initial Public
Offering
Pursuant to the Initial Public Offering on May 15, 2025, the Company sold 41,400,000 units (the “Units”) at a price of $10.00 per unit for a total of $
414
 million, which includes the full exercise of the underwriters’ over-allotment option in the amount of 5,400,000 units. Each Unit consists of one Public Share and one-fourth
of one warrant (each, a “Public Warrant” and collectively, the “Public Warrants”). Each Public Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustments (see Note 7).
Note 4—Private Placement
Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 300,000 Private Placement Units at a price of $10.00 per Private Placement Unit in a private placement for an aggregate purchase price of $
3,000,000
. Condor Investments V, an affiliate of the representative of the underwriters of the Initial Public Offering invested $
500,000
in, and was admitted as a member of, the Sponsor in connection with the closing of the Initial Public Offering in exchange for interests in the Sponsor corresponding to
50,000
Private Placement Units and
200,000
founder shares (see Note 5). Each Unit consists of one Public Share and one-fourth
of one warrant (each, a “Private Warrant”). Each Private Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustments. Each warrant will become exercisable 30 days after the completion of the Initial Business Combination and will not expire except upon liquidation. If the Initial Business Combination is not completed within the Combination Period, the proceeds from the sale of the Private Placement Units held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law).
Note 5—Related Party Transactions
Founder Shares
On February 15, 2024, the Company issued an aggregate of 7,187,500 Class B ordinary shares, $0.0001 par value (the “Founder Shares”), in exchange for a $25,000 payment (approximately $0.003 per share) from the Sponsor to cover certain expenses on behalf of the Company. In April 2025, the Company, through a share capitalization, issued the Sponsor an additional
1,437,500 Founder Shares. In May 2025, the Company, through a share capitalization, issued the Sponsor an additional 1,725,000 Founder Shares, for which the Sponsor now holds 10,350,000 Founder Shares in the aggregate. All share and per share data has been retrospectively presented. As used herein, unless the context otherwise requires, “Founder Shares” shall be deemed to include the Public Shares issuable upon conversion thereof. The Founder Shares are identical to the Public Shares included in the Units being sold in the Initial Public Offering except that the Founder Shares automatically convert into Public Shares at the time of the Initial Business Combination (with such conversion taking place immediately prior to, simultaneously with, or immediately following the time of the Initial Business Combination, as may be determined by the directors of the Company) or earlier at the option of the holder and are subject to certain transfer restrictions, as described in more detail below. The Sponsor agreed to forfeit up to an aggregate of 1,350,000 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriters so that the Founder Shares will represent 20% of the Company’s issued and outstanding shares after the Initial Public Offering. As a result of the full exercise of the over-allotment option by the underwriter, the 1,350,000 Founder Shares are no longer subject to forfeiture.

CHURCHILL CAPITAL CORP X
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2025
(Unaudited)

The Sponsor is not entitled to redemption rights with respect to any Founder Shares and any Public Shares held by the Sponsor in connection with the completion of the Initial Business Combination. If the Initial Business Combination is not completed within the Combination Period, the Sponsor is not entitled to rights to liquidating distributions from the Trust Account with respect to any Founder Shares held by it.
The Sponsor has agreed not to transfer, assign or sell any of its Founder Shares until the earlier to occur of (A) six months after the completion of the Initial Business Combination or (B) subsequent to the Initial Business Combination (the date on which the Company consummates a transaction which results in the shareholder having the right to exchange its shares for cash, securities, or other property subject to certain limited exceptions).
Registration Rights
The holders of Founder Shares, Private Placement Units (and their underlying securities) and Units that may be issued upon conversion of working capital loans (and their underlying securities), if any, and any Class A ordinary shares issuable upon conversion of the Founder Shares and any Class A ordinary shares held by the initial shareholders at the completion of the Initial Public Offering or acquired prior to or in connection with the initial Business Combination, are entitled to registration rights pursuant to a registration rights agreement signed on the effective date of the registration statement for the Initial Public Offering. These holders are entitled to make up to three demands and have “piggyback” registration rights. The Company will bear the expenses incurred in connection with the filing of any such registration statements.
Administrative Support Agreement
Commencing on the date the securities of the Company are first listed, May 14, 2025, the Company agreed to reimburse the managing member of the Sponsor in an amount equal to $30,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three months ended March 31, 2025 and for the period from January 4, 2024 (inception) through March 31, 2024, the Company did not
incur any fees for these services.
Related Party Loans
On February 15, 2024, the Company and the Sponsor entered into a loan agreement, whereby the Sponsor agreed to loan the Company an aggregate of up to $600,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan was non-interest
bearing and payable on the earlier of December 31, 2025, or the date on which the Company consummates the Initial Public Offering. As of March 31, 2025 and December 31, 2024, there was $203,047 and $184,847, respectively, outstanding under the Promissory Note. The Company repaid the borrowings in full at the closing of the Initial Public Offering. Borrowings under the note are no longer available.
Working Capital Loans
In addition, in order to finance transaction costs in connection with its Initial Business Combination, the Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes its Initial Business Combination, the Company would repay the Working Capital Loans. In the event that the Initial Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. If the Sponsor makes any Working Capital Loans, up to $1,500,000 of such loans may be convertible into units of the post business combination entity at a price of $10.00 per unit at the option of the lender. The units and their underlying securities would be identical to the private placement units. As of March 31, 2025 and December 31, 2024, the Company had no borrowings under the Working Capital Loans.
Note 6—Commitments and
Contingencies
Underwriting Agreement
The underwriter is entitled to a deferred fee of up to $3,000,000 in the aggregate, payable only upon the Company’s completion of its Initial Business Combination (the “Deferred Discount”). The Deferred Discount will become payable to the underwriters from the amounts held in the Trust Account solely in the event the Company completes its Initial Business Combination. The amount payable to the underwriters for deferred underwriting discounts and commissions will be reduced from $3,000,000 to $1,500,000 in the event the amount held in the Trust Account following a successful consummation of the Initial Business Combination is less than $100,000,000, after taking into account redemptions in connection with the vote on the Initial Business Combination.
Additionally, the underwriter received 360,000 founder shares (“BTIG Founder Shares”) at the Initial Public Offering as upfront comp ensati
on expense. As such in accordance with ASC
340-10-S99-1,
“Other Assets and Deferred Offering Costs”, the fair value less any amounts previously recorded related to the original purchase resembles an amount paid to the Underwriter and represents a reduction in the proceeds received as it is directly related to the Initial Public Offering.
The BTIG Founder Shares and the interests in the Sponsor corresponding to 50,000 private placement units and 200,000 founder shares is
sued
to Condor Investments V, an affiliate of the underwriter have been deemed compensation by Financial Industry Regulatory Authority (“FINRA”) and are subject to lock-up
restrictions, as required by FINRA Rule 5110(e)(1) and may not be sold during the offering, or sold, transferred, assigned, pledged, or hypothecated, or be the subject of any hedging, short sale, derivative, put, or call transaction that would result in the effective economic disposition of such securities by any person for a period of 180 days immediately following the date of the Initial Public Offering, except as provided in FINRA Rule 5110(e)(2). As required by FINRA Rule 5110(g)(8), BTIG, LLC and Condor Investments V may not exercise their demand and piggyback registration rights after five and seven years, respectively, after the effective date of the Initial Public Offering and may not exercise their demand rights on more than one occasion. Further, for so long as they are held by BTIG, LLC or its affiliates or associated persons, the private placement warrants will not be exercisable more than five years from the commencement of sales in this offering in accordance with FINRA Rule 5110(g)(8).

CHURCHILL CAPITAL CORP X
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2025
(Unaudited)

Note 7—Shareholder’s Deficit
Preference Shares
The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2025 and December 31, 2024, there were no preference shares issued or outstanding.
Ordinary Shares
The authorized ordinary shares of the Company includes up to 500,000,000 Class A ordinary shares with a par value of $0.0001 per share and 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. If the Company enters into an Initial Business Combination, it may (depending on the terms of such an Initial Business Combination) be required to increase the number of Class A ordinary shares which the Company is authorized to issue at the same time as the Company’s shareholder votes on the Initial Business Combination to the extent the Company seeks shareholder approval in connection with the Initial Business Combination. Holders of the Company’s ordinary shares are entitled to one vote for each ordinary share (except as otherwise expressed in the Company’s memorandum and articles of association). As of March 31, 2025 and December 31, 2024, there are no Class A ordinary shares issued or outstanding.
The Sponsor agreed to forfeit up to an aggregate of 1,350,000 Founder Shares depending on the extent to which the over-allotment option is not exercised by the underwriters so that the Founder Shares will represent 20% of the Company’s issued and outstanding shares after the Initial Public Offering. As a result of the full exercise of the over-allotment option by the underwriter, the 1,350,000 Founder Shares are no longer subject to forfeiture. As of March 31, 2025 and December 31, 2024, there were 10,350,000 Class B Founder Shares issued and outstanding.
Warrants
As of March 31, 2025 and December 31, 2024, there were no Public Warrants and Private Placement Warrants outstanding. Each whole warrant entitles the holder thereof to purchase one whole Class A ordinary share at a price of $11.50 per share, subject to adjustment as described herein, at any time commencing 30 days after the completion of the initial Business Combination, provided that the Company has an effective registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their warrants on a “cashless basis” under the circumstances specified in the warrant agreement) and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder. Pursuant to the warrant agreement, a warrant holder may exercise its warrants only for a whole number of Class A ordinary shares. This means that only a whole warrant may be exercised at any given time by a warrant holder. No fractional warrants will be issued upon separation of the units and only whole warrants will trade. The warrants will expire five years after the completion of the initial Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.
The Company has agreed that as soon as practicable, but in no event later than fifteen (15) business days after the closing of the Initial Business Combination, the Company will use its commercially best efforts to file with the SEC a post-effective amendment to the registration statement or a new registration statement registering, under the Securities Act, the issuance of the Public Shares issuable upon exercise of the warrants. The Company will use its best efforts to cause the same to become effective and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the warrants in accordance with the provisions of the applicable warrant agreement. Notwithstanding the above, if the Public Shares are at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, it will not be required to file or maintain in effect a registration statement, but the Company will be required to use its best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.
Redemption of warrants for cash when the price per Class A ordinary shares equals or exceeds $18.00. Beginning 30 days after completion of the Initial Business Combination, the Company may redeem the outstanding Public Warrants for cash:

•	In whole and not in part;

•	At a price of $0.01 per warrant;

•	Upon not less than 30 days’ prior written notice of redemption (the “30-day redemption period”); and

•	if, and only if, the last sale price of the Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for share subdivisions, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders. The Company will not redeem the warrants as described above unless a registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the warrants is effective and a current prospectus relating to those Class A ordinary shares is available throughout such 30 trading day period and the
30-day
redemption period.
The Private Placement Warrants contained in the Private Placement Units will be non-redeemable.
The Private Placement Warrants may also be exercised for cash or on a “cashless basis.” The Private Placement Warrants will not expire except upon liquidation.

CHURCHILL CAPITAL CORP X
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2025
(Unaudited)

Note 8—Segment Information
ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker, or group, in deciding how to allocate resources and assess performance.
The Company’s chief operating decision makers (“CODMs”) have been identified as the Chief Executive Officer and the Chief Financial Officer,
who review the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one
operating segment.
The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the condensed statements of operations as net income or loss. The measure of segment assets is reported on the condensed balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation the CODMs review several key metrics, which include the following:

	For the Three Months Ended March 31, 2025	For the Period from January 4, 2024 (Inception) Through March 31, 2024
General and administrative costs	$18,200	$44,611
The key measures of segment profit or loss reviewed by the CODMs are general and administrative costs. General and administrative costs are reviewed and monitored by the CODMs to manage and forecast cash to ensure enough capital is available to complete a Business Combination within the business combination period. The CODMs also review general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget.
Note 9—Subsequent Events
The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.
On May 15, 2025, the Company consummated the Initial Public Offering of 41.4 million Units, which includes the full exercise of the underwriters’ over-allotment option of 5.4 million Units, generating gross proceeds of $414,000,000 and simultaneously, consummated the sale of the private placement of 300,000 of Private Placement Units for an aggregate of $3,000,000. Separately, an affiliate of BTIG, LLC, the representative of the underwriters for the Initial Public Offering, invested $500,000 in, and was admitted as a member of, the Sponsor in connection with the closing of the Initial Public Offering in exchange for interests in the Sponsor corresponding to 50,000 Private Placement Units and 200,000
Founder Shares.
In connection with the Initial Public Offering, the underwriter is entitled to a deferred fee of up to $3,000,000 in the aggregate, payable only upon the Company’s completion of its Initial Business Combination (the “Deferred Discount”). The Deferred Discount will become payable to the underwriters from the amounts held in the Trust Account solely in the event the Company completes its Initial Business Combination. The amount payable to the underwriters for deferred underwriting discounts and commissions will be reduced from $3,000,000 to $1,500,000 in the event the amount held in the Trust Account following a successful consummation of the Initial Business Combination is less than $100,000,000, after taking into account redemptions in connection with the vote on the Initial Business Combination. In addition, the underwriter received 360,000 founder shares (“BTIG Founder Shares”) at the Initial Public Offering as upfront compensation expense.
At the closing of the Initial Public Offering, the Company repaid the $420,673 outstanding under the Promissory Note. Borrowings under the Note are no longer available.
Commencing on the date the securities of the Company are first listed, May 14, 2025, the Company agreed to reimburse the managing member of the Sponsor in an amount equal to $30,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this Quarterly Report on Form 10-Q (this “Report”) to “we,” “us” or the “Company” refer to Churchill Capital Corp X. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Churchill Sponsor X LLC, an affiliate of M. Klein and Company, LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the condensed financial statements and the notes thereto contained elsewhere in this Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Report including, without limitation, statements under this Item regarding our financial position, business strategy and the plans and objectives of Management for future operations, are forward-looking statements. When used in this Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our Management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of our Management, as well as assumptions made by, and information currently available to, our Management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto included in this Report under Item 1. “Financial Statements”.

Overview

We are a blank check company incorporated in the Cayman Islands on January 4, 2024 formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination (the “Business Combination”) with one or more businesses that the Company has not yet identified. We intend to effectuate our Initial Business Combination using cash derived from the proceeds of the Initial Public Offering and the sale of the Private Placement Units, our shares, debt or a combination of cash, shares and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from January 4, 2024 (inception) through March 31, 2025 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. Subsequent to the Initial Public Offering, we generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2025, we had a net loss of $18,200, which consisted of general and administrative costs.

For the period from January 4, 2024 (inception) through March 31, 2025, we had a net loss $44,611, which consisted of general and administrative costs.

Factors That May Adversely Affect our Results of Operations

Our results of operations and our ability to complete an Initial Business Combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond our control. Our results of operations and our ability to complete an Initial Business Combination could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, fluctuations in interest rates, increases in tariffs, supply chain disruptions, declines in consumer confidence and spending, public health considerations, and geopolitical instability, such as the military conflicts in Ukraine and the Middle East. We cannot at this time predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our results of operations and our ability to complete an Initial Business Combination.

Liquidity and Capital Resources

Until the consummation of the Initial Public Offering, our only source of liquidity was an initial purchase of shares of Class B ordinary shares, par value $0.0001 per share, by the Sponsor and loans from the Sponsor.

Subsequent to the quarterly period covered by this Report on Form 10-Q, On May 15, 2025, we consummated the Initial Public Offering of 41.4 million Units, which includes the full exercise of the underwriters’ over-allotment option of 5.4 million Units, generating gross proceeds of $414,000,000. Simultaneously, we consummated the sale of the private placement of 300,000 of Private Placement Units for an aggregate of $3,000,000. Separately, an affiliate of BTIG, LLC, the representative of the underwriters for the Initial Public Offering, invested $500,000 in, and was admitted as a member of, the Sponsor in connection with the closing of the Initial Public Offering in exchange for interests in the Sponsor corresponding to 50,000 Private Placement Units and 200,000 founder shares.

Following the Initial Public Offering, the full exercise of the over-allotment option, and the sale of the Units, a total of $414,000,000 was placed in the Trust Account. We incurred $3,971,368, consisting of $3,000,000 of deferred underwriting fee, and $971,368 of other offering costs.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less permitted withdrawals), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete an Initial Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to three demands and have “piggyback” registration rights. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Initial Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our Public Shares upon consummation of our Initial Business Combination, in which case we may issue additional securities or incur debt in connection with such Initial Business Combination.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to reimburse the managing member of the Sponsor in an amount equal to $30,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.

The underwriter is entitled to a deferred fee of up to $3,000,000 in the aggregate, payable only upon the Company’s completion of its Initial Business Combination (the “Deferred Discount”). The Deferred Discount will become payable to the underwriters from the amounts held in the Trust Account solely in the event the Company completes its Initial Business Combination.

Critical Accounting Estimates

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of March 31, 2025, we did not have any critical accounting estimates to be disclosed.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to Management, including our Certifying Officers”), or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the quarterly period ended March 31, 2025.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control over Financial Reporting

Not applicable.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our final prospectus for its Initial Public Offering filed with the SEC. As of the date of this Report, there have been no material changes to the risk factors disclosed in our final prospectus for its Initial Public Offering filed with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

For a description of the use of the proceeds generated in the Initial Public Offering, see Part I, Item 2 of this Report.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Report on Form 10-Q.

No.	Description of Exhibit

31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**

These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHURCHILL CAPITAL CORP X

Date: June 13, 2025	By:	/s/ Michael Klein
	Name:	Michael Klein
	Title:	Chief Executive Officer,
(Principal Executive Officer)

Date: June 13, 2025	By:	/s/ Jay Taragin
	Name:	Jay Taragin
	Title:	Chief Financial Officer
(Principal Accounting Officer and Financial Officer)