Form 10-Q
period 2025-06-30
Churchill Capital Corp X/Cayman
filed 2025-08-13
CIK 2007825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from     to
Commission File
Number:001-42646

Churchill Capital Corp X
(Exact name of registrant as specified in its charter)

Cayman Islands	86-1946291
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

640 Fifth Avenue, 14th Floor New York, New York	10019
(Address of principal executive offices)	(Zip Code)
(212)380-7500
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐
As of August 13, 2025, there were 41,700,000 Class A ordinary shares, par value $0.0001 per share, underlying the units and 10,350,000 Class B ordinary shares, par value $0.0001 per share, of the registrant issued and outstanding.

CHURCHILL CAPITAL CORP X

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2025

Page
Part I. Financial Information
Item 1. Financial Statements
Condensed Balance Sheets as of June 30, 2025 (Unaudited) and December 31, 2024	1
Condensed Statements of Operations for the Three and Six Months Ended June 30, 2025 and for the Three Months Ended June 30, 2024 and for the Period from January 4, 2024 (Inception) Through June 30, 2024 (Unaudited)	2
Condensed Statements of Changes in Shareholders’ Deficit for the Three and Six Months Ended June 30, 2025 and for the Three Months Ended June 30, 2024 and for the Period from January 4, 2024 (Inception) Through June 30, 2024 (Unaudited)	3
Condensed Statements of Cash Flows for the Six Months Ended June 30, 2025 and for the Period from January 4, 2024 (Inception) Through June 30, 2024 (Unaudited)	4
Notes to Condensed Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3. Quantitative and Qualitative Disclosures About Market Risk	18
Item 4. Controls and Procedures	18
Part II. Other Information
Item 1. Legal Proceedings	19
Item 1A. Risk Factors	19
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	19
Item 3. Defaults Upon Senior Securities	19
Item 4. Mine Safety Disclosures	19
Item 5. Other Information	19
Item 6. Exhibits	20
SIGNATURES

i

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
CHURCHILL CAPITAL CORP X
CONDENSED BALANCE SHEETS

	June 30, 2025	December 31, 2024
	(Unaudited)
Assets:
Current assets:
Cash	$1,232,392	$—
Prepaid expenses	79,372	—
Prepaid insurance	321,429	—

Total Current Assets	1,633,193	—
Deferred offering costs	—	157,937
Prepaid insurance- long term	267,857	—
Cash and marketable securities held in Trust Account	416,158,518	—

Total Assets	$418,059,568	$157,937

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accrued expenses	$2,634	$—
Accrued offering costs	100,126	—
IPO Promissory Note- related party	—	184,847

Total Current Liabilities	102,760	184,847
Deferred underwriting fee payable	3,000,000	—

Total Liabilities	3,102,760	184,847

Commitments and Contingencies (Note 6)
Class A O rdinary S hares subject to possible redemption, 41,400,000 and 0 shares at redemption value of $10.03 per share and $0 at June 30, 2025 and December 31, 2024, respectively	415,158,518	—
Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Class A O rdinary S hares, $0.0001 par value; 500,000,000 shares authorized; 300,000 and no shares issued and outstanding, excluding 41,400,000 and no shares subject to possible redemption as of June 30, 2025 and December 31, 2024, respectively	30	—
Class B O rdinary S hares, $0.0001 par value; 50,000,000 shares authorized; 10,350,000 shares issued and outstanding as of June 30, 2025 and December 31, 2024 (1)(2)	1,036	1,036
Additional paid-in capital	—	23,964
Accumulated deficit	(202,776)	(51,910)

Total Shareholders’ Deficit	(201,710)	(26,910)

Total Liabilities and Shareholders’ Deficit	$418,059,568	$157,937

(1)
At December 31, 2024, included an aggregate of up to
1,350,000 Class B ordinary shares, $0.0001
par value (the “Class B Ordinary Shares”), subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (Note 5). On May 15, 2025, Churchill Capital Corp X (the “Company”) consummated its initial public offering and sold
41.4
million units, which included the full exercise of the underwriters’ over-allotment option (the “Initial Public Offering”), hence the

1,350,000
Class B Ordinary Shares are no longer subject to forfeiture.

(2)
On February 15, 2024, Churchill Sponsor X LLC (the “Sponsor”) acquired an aggregate of
7,187,500
Class B Ordinary Shares (the “Founder Shares”) for approximately $
0.003
per share. In April 2025, the Company effected a share capitalization in the form of a share dividend of approximately
0.2
fully paid Class B Ordinary Shares for each Class B Ordinary Share in issue. In May 2025, the Company issued an additional
 1,725,000
Class B Ordinary Shares in a share capitalization, resulting in our Sponsor, holding an aggregate of
10,350,000
Founder Shares. All share and per-share data have been retrospectively presented.

The accompanying notes are an integral part of the unaudited condensed financial statements.

CHURCHILL CAPITAL CORP X
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	Six Months Ended June 30, 2025	For the Period from January 4, 2024 (inception) through June 30, 2024
General and administrative costs	$185,232	$7,230	$203,432	$51,841

Loss from operations	(185,232)	(7,230)	(203,432)	(51,841)
OTHER INCOME
Income earned on cash and marketable securities held in Trust Account	2,158,518	—	2,158,518	—

Total other income	2,158,518	—	2,158,518	—
NET INCOME (LOSS)	$1,973,286	$(7,230)	$1,955,086	$(51,841)

Basic weighted average shares outstanding, Class A Ordinary Shares	21,079,121	—	10,656,667	—

Basic net income per Class A ordinary share	$0.06	$—	$0.10	$—

Diluted weighted average shares outstanding, Class A Ordinary Shares	21,079,121	—	10,656,667	—

Diluted net income per Class A ordinary share	0.06	—	0.09	—

Basic weighted average shares outstanding, Class B Ordinary Shares (1)(2)	9,682,418	9,000,000	9,345,000	9,000,000

Basic net income (loss) per Class B ordinary share	$0.06	$(0.00)	$0.10	$(0.01)

Diluted weighted average shares outstanding, Class B Ordinary Shares (1)(2)	10,350,000	9,000,000	10,350,000	9,000,000

Diluted net income (loss) per Class B ordinary share	$0.06	$(0.00)	$0.09	$(0.01)

(1)
At December 31, 2024, included an aggregate of up to
1,350,000
Class B Ordinary Shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (Note 5). On May 15, 2025, the Company consummated its Initial Public Offering and sold
41.4
million units, which included the full exercise of the underwriters’ over-allotment option, hence the
1,350,000
Class B Ordinary Shares are no longer subject to forfeiture.

(2)
On February 15, 2024, the Sponsor acquired an aggregate of
7,187,500
Founder Shares for approximately $
0.003
per share. In April 2025, the Company effected a share capitalization in the form of a share dividend of approximately
0.2
fully paid Class B Ordinary Shares for each Class B Ordinary Share in issue. In May 2025, the Company issued an additional
1,725,000
Class B Ordinary Shares in a share capitalization, resulting in our Sponsor holding an aggregate of
10,350,000
Founder Shares. All share and per-share data have been retrospectively presented.

The accompanying notes are an integral part of the unaudited condensed financial statements.

CHURCHILL CAPITAL CORP X
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
(UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount
Balance — January 1, 2025	—	$—	10,350,000	$1,036	$23,964	$(51,910)	$(26,910)
Net loss	—	—	—	—	—	(18,200)	(18,200)

Balance – March 31, 2025 (unaudited)	—	—	10,350,000	1,036	23,964	(70,110)	(45,110)
Accretion for Class A Ordinary Shares to redemption amount	—	—	—	—	(6,821,553)	(2,105,952)	(8,927,505)
Sale of 300,000 Private Placement Units	300,000	30	—	—	2,999,970	—	3,000,000
Fair Value of Public Warrants at issuance	—	—	—	—	3,177,450	—	3,177,450
Allocated value of transaction costs to Class A Ordinary Shares	—	—	—	—	(47,303)	—	(47,303)
Fair value of Founder Share transfer or contributed	—	—	—	—	667,472	—	667,472
Net income	—	—	—	—	—	1,973,286	1,973,286

Balance – June 30, 2025 (unaudited)	300,000	$30	10,350,000	$1,036	$—	$(202,776)	$(201,710)

FOR THE THREE MONTHS ENDED JUNE 30, 2024 AND
FOR THE PERIOD FROM JANUARY 4, 2024 (INCEPTION) THROUGH JUNE 30, 2024

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount
Balance — January 4, 2024 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B Ordinary Shares to Sponsor(1) (2)	—	—	10,350,000	1,036	23,964	—	25,000
Net loss	—	—	—	—	—	(44,611)	(44,611)

Balance – March 31, 2024 (unaudited)	—	—	10,350,000	1,036	23,964	(44,611)	(19,611)
Net loss	—	—	—	—	—	(7,230)	(7,230)

Balance – June 30, 2024 (unaudited)	—	$—	10,350,000	$1,036	$23,964	$(51,841)	$(26,841)

(1)
Includes an aggregate of up to 1,350,000
Class B Ordinary Shares, $
0.0001 par value subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (Note 5). On May 15, 2025, the Company consummated its Initial Public Offering and sold 41.4 million Units, which includes the full exercise of the underwriters’ over-allotment option, hence the
1,350,000
Class B Ordinary Shares are no longer subject to forfeiture.

(2)
On February 15, 2024, the Sponsor acquired an aggregate of 7,187,500
F
ounder
S
hares for approximately $0.003 per share. In April 2025, the Company effected a share capitalization in the form of a share dividend of approximately 0.2 fully paid Class B Ordinary Shares for each Class B Ordinary Share in issue. In May 2025, the Company issued an additional

1,725,000
Class B Ordinary Shares in a share capitalization, resulting in our Sponsor holding an aggregate of
10,350,000
Founder Shares. All share and per-share data have been retrospectively presented.

The accompanying notes are an integral part of the unaudited condensed financial statements.

CHURCHILL CAPITAL CORP X
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30, 2025	For the Period from January 4, 2024 (inception) through June 30, 2024
Cash Flows from Operating Activities:
Net income (loss)	$1,955,086	$(51,841)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Payment of formation costs through issuance of Class B Ordinary Shares	—	4,827
Payment of operating costs through IPO Promissory Note	36,839	33,620
Income earned on cash and marketable securities held in Trust	(2,158,518)	—
Changes in operating assets and liabilities:
Prepaid expenses	(4,372)	—
Prepaid insurance	(589,286)	—
Accrued expenses	2,634	13,394

Net cash used in operating activities	(757,617)	—

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(414,000,000)	—

Net cash used in investing activities	(414,000,000)	—
Cash Flows from Financing Activities:
Proceeds from sale of Public Units	414,000,000	—
Proceeds from sale of Private Placement Units	3,000,000	—
Repayment of IPO Promissory Note—related party	(420,673)	—
Payment of offering costs	(589,318)	—

Net cash provided by financing activities	415,990,009	—
Net Change in Cash	1,232,392	—
Cash – Beginning of year	—	—

Cash – End of period	$1,232,392	$—

Supplemental disclosure of cash flow information:
Offering costs included in accrued offering costs	$100,126	$9,845

Deferred offering costs paid by Sponsor in exchange for issuance of Class B Ordinary Shares	$—	$20,173

Deferred offering costs paid through IPO Promissory Note – related party	$123,987	$118,625

Prepaid services contributed by Sponsor through IPO Promissory Note—related party	$75,000	$—

Deferred underwriting fee payable	$3,000,000	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

CHURCHILL CAPITAL CORP X
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2025
(Unaudited)
Note 1—Description of Organization and Business Operations
Organization and General
Churchill Capital Corp X (the “Company”) was incorporated as a Cayman Islands exempted company on January 4, 2024. The Company was incorporated for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses that the Company has not yet identified (the “Business Combination”). The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, or the “Securities Act”, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”).
As of June 30, 2025, the Company had not yet commenced operations. All activity for the period from January 4, 2024 (inception) through June 30, 2025 related to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.
Sponsor and Initial Public Offering
The Company’s sponsor is Churchill Sponsor X LLC (the “Sponsor”), of which M. Klein Associates, Inc. is the managing member, and is an affiliate of M. Klein and Company, LLC.
The Registration Statement on Form S-1 (File Nos. 333-286799 and 333-287245) for the Initial Public Offering was declared effective on May 13, 2025 (the “IPO Registration Statement”). On May 15, 2025, the Company consummated the Initial Public Offering of
41,400,000
units (the “Public Units”) at $10.00 per Public Unit, which included the full exercise of the underwriters’ Over-Allotment Option (as defined in Note 6) of
5,400,000
million Public Units (the “Option Units”), generating gross proceeds of $
414,000,000
,
as discussed in Note 3. Each Public Unit consists of one Class A ordinary share, par value $0.0001 per share (the Class A Ordinary Shares” and with respect to the Class A Ordinary Shares included in the Public Units, the “Public Shares”) and one-fourth of one warrant (the “Public Warrant”). Each whole Public Warrant entitles the holder thereof to purchase one Class A Ordinary Share at a price of $11.50 per share.

Simultaneously, with the closing of the Initial Public Offering, the Company consummated the sale of the private placement (“Private Placement”) of 300,000 of private placement units (the “Private Placement Units” and together with the Public Units, the “Units”), to (i) the Sponsor at a price of $10.00 per Private Placement Unit, or $
3,000,000
, as discussed in Note 4. Each Private Placement Unit consists of one Class A Ordinary Share (the “Private Placement Shares”) and one-fourth of one warrant, exercisable at $11.50 in exchange for one Class A Ordinary Share (the “Private Placement Warrants,” and together with the Public Warrants, the “Warrants”). Separately, an affiliate of BTIG, LLC (“BTIG”), the representative of the underwriters for the Initial Public Offering, invested $
500,000
in, and was admitted as a member of, the Sponsor in connection with the closing of the Initial Public Offering in exchange for interests in the Sponsor corresponding to
50,000 Private Placement Units and 200,000
Founder Shares (See Note 5).
Transaction costs amounted to $4,638,840, consisting of $3,000,000 of Deferred Discount (as defined in Note 6), and $
1,638,840 of other offering costs.
The Trust Account
Upon the closing of the Initial Public Offering on May 15, 2025, an aggregate amount of $
414,000,000 ($10.00
per unit) from the net proceeds of the Initial Public Offering, and a portion of the proceeds of the sale of the Private Placement, are held in a trust account (the “Trust Account”) with Continental Stock Transfer & Trust Company (“Continental”) and
were
invested only in U.S. government treasury bills with a maturity of one hundred eighty-five (185) days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940 (the “Investment Company Act”) and that invest only in direct U.S. government obligations and, may at any time be held as cash or cash items, including in demand deposit accounts at a bank. Funds will remain in the Trust Account until the earlier of (i) the consummation of the initial Business Combination or (ii) the distribution of the Trust Account proceeds as described below. The remaining proceeds outside the Trust Account may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.
The Company’s amended and restated memorandum and articles of association (the “Amended and Restated Memorandum and Articles of Association”) provides that, other than the permitted withdrawals (as defined below), if any, none of the funds held in the Trust Account will be released until the earlier of (i) the completion of the initial Business Combination; (ii) the redemption of the Public Shares that have been properly submitted in connection with a shareholder vote to approve an amendment to the Company’s Amended and Restated Memorandum and Articles of Association (A) in a manner that would affect the substance or timing of its obligation to redeem 100% of the Public Shares if it does not complete an initial Business Combination within 24 months from the closing of the Initial Public Offering (or 27 months from the closing of the Initial Public Offering if the Company has executed a letter of intent, agreement in principle or definitive agreement for an initial business combination within 24 months from the closing of the Initial Public Offering) (such 24 or 27 month period, as may be amended, the “Combination Period”) or (B) with respect to any other provision relating to the rights of holders of the Public Shares or pre-initial Business Combination activity; and (iii) the redemption of 100% of the Public Shares if the Company is unable to complete an initial Business Combination within the Combination Period. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public shareholders.

CHURCHILL CAPITAL CORP X
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2025
(Unaudited)

Initial Business Combination
The Company’s management (“Management”) has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering, although substantially all of the net proceeds of the Initial Public Offering are intended to be generally applied toward consummating an initial Business Combination. The initial Business Combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on income earned on the Trust Account) at the time of the agreement to enter into the initial Business Combination. Furthermore, there is no assurance that the Company will be able to successfully effect an initial Business Combination.
The Company, after signing a definitive agreement for an initial Business Combination, will either (i) seek shareholder approval of the initial Business Combination at a meeting called for such purpose in connection with which shareholders may seek to redeem their shares, regardless of whether they vote for or against the initial Business Combination, for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account (net of amounts withdrawn to fund the working capital requirements, subject to an annual limit of $
1,000,000,
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
Pursuant to the Company’s Amended and Restated Memorandum and Articles of Association if the Company is unable to complete the initial Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter subject to lawfully available funds therefor, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned (which interest shall be net of permitted withdrawals and up to $
100,000
of interest to pay dissolution expenses and net of taxes payable), divided by the number of then outstanding Public Shares, which redemption will completely extinguish the holders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors (the “Board”), dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. The Sponsor, officers and directors are not entitled to rights to liquidating distributions from the Trust Account with respect to any Founder Shares (as defined below) held by them if the Company fails to complete the initial Business Combination within the Combination Period. However, if the Sponsor and management team acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete the initial Business Combination within the prescribed time period.
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
Risks and Uncertainties
The Company’s ability to complete an initial Business Combination may be adversely affected by various factors, many of which are beyond the Company’s control. The Company’s ability to consummate an initial Business Combination could be impacted by, among other things, changes in laws or regulations, downturns in the financial markets or in economic conditions, inflation, fluctuations in interest rates, increases in tariffs, supply chain disruptions, declines in consumer confidence and spending, public health considerations, and geopolitical instability, such as the military conflicts in Ukraine and the Middle East. The Company cannot at this time predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact the Company’s ability to complete an initial Business Combination.

CHURCHILL CAPITAL CORP X
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2025
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
Liquidity and Capital Resources
As of June 30, 2025, the Company had $1,232,392 of cash and a working capital surplus of $1,530,433.
In order to finance working capital deficit or to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes its initial Business Combination, the Company would repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. If the Sponsor makes any Working Capital Loans, up to $
1,500,000 of such loans may be convertible into units of the post business combination entity at a price of $10.00 per unit at the option of the lender.
The units and their underlying securities would be identical to the Private Placement Units. As of June 30, 2025 and December 31, 2024, the Company had
no borrowings under the Working Capital Loans.
Additionally, to fund working capital the Company has permitted withdrawals available up to an annual limit of $1,000,000. These permitted withdrawals are limited to only the interest available that has been earned in excess of the initial deposit at the Initial Public Offering. For the three and six months ended June 30, 2025, the Company has not withdrawn any amounts from the Trust Account for working capital purposes.
In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, “Going Concern,” as of June 30, 2025, the Company has sufficient funds for the working capital needs of the Company until a minimum of one year from the date of issuance of these financial statements. The Company cannot assure that its plans to consummate an initial Business Combination will be successful.
The Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating its business. However, if the estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the initial Business Combination. Moreover, the Company may need to obtain additional financing either to complete their initial Business Combination or because the Company becomes obligated to redeem a significant number of its Public Shares upon completion of our Business Combination, in which case the Company may issue additional securities or incur debt in connection with such initial Business Combination.
Note 2—Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form
10-Q
and Article 8 of Regulation
S-X
of the Securities and Exchange Commission (the “SEC”). Certain information or footnote disclosures normally included in the accompanying financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of Management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.
The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its IPO Registration Statement as well as the Company’s Current Report on Form
8-K,
as filed with the SEC on May 21, 2025. The interim results for the three and six months ended June 30, 2025, are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any future periods.
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
Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the accompanying financial statements with another public company that is neither an (i) emerging growth company nor (ii) an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

CHURCHILL CAPITAL CORP X
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2025
(Unaudited)

Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $1,232,392 and $0 as of June 30, 2025 and December 31, 2024, respectively. The Company did not have any cash equivalents as of June 30, 2025 or December 31, 2024.
Marketable Securities and Cash Held in Trust Account
The Company classifies its U.S. Treasury and equivalent securities as held-to-maturity
in accordance with Accounting Standards Codification (“ASC”) Topic 320 “Investments—Debt and Equity Securities,” held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity.
Held-to-maturity
treasury securities are recorded at amortized cost on the accompanying condensed balance sheets and adjusted for the amortization or accretion of premiums or discounts. On June 30, 2025, $416,107,540 was invested in U.S. Treasury Securities and $556 was held in cash. On December 31, 2024, no funds were held in the Trust Account.
To fund working capital, the Company has permitted withdrawals available up to an annual limit of $1,000,000. These permitted withdrawals are limited to only the interest available that has been earned in excess of the initial deposit at the Initial Public Offering. For the three and six months ended June 30, 2025, the Company has not withdrawn any amounts from the Trust Account for working capital purposes.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.
Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the Financial Accounting Standards Board (“FASB”) ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the unaudited condensed balance sheets, primarily due to their short- term nature.
Use of Estimates
The preparation of the accompanying unaudited condensed financial statements in conformity with GAAP requires the Company’s Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the accompanying unaudited condensed financial statements and the reported amounts of expenses during the reporting period.
Making estimates requires Management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which Management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.
Offering Costs Associated with the Initial Public Offering
The Company complies with the requirements of the ASC Topic 340-10-S99 and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” Deferred offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. FASB ASC Topic 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applied this guidance to allocate Initial Public Offering proceeds from the Public Units between the Public Shares and Public Warrants, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the Public Warrants and then to the Public Ordinary Shares. Offering costs allocated to the Public Shares were charged to temporary equity, offering costs allocated to the Public Warrants and Private Placement Warrants were charged to shareholders’ deficit. After Management’s evaluation, the Public Warrants included in the Public Units were are accounted for under equity treatment.
Income Taxes
The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” (“ASC 740”), which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the accompanying unaudited statements and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.
ASC 740 prescribes a recognition threshold and a measurement attribute for the accompanying unaudited financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities.
 The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2025 and December 31, 2024, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

CHURCHILL CAPITAL CORP X
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2025
(Unaudited)

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.
Class A Shares Subject to Possible Redemption
The Public Shares contain a redemption feature that allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the init
i
al Business Combination or to redeem 100% of the Public Shares if the Company does not complete the initial Business Combination within the completion window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial
Business Combination activity, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC Topic 480-10-S99 “Distinguishing Liabilities from Equity,” the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in
capital (to the extent available) and accumulated deficit. Accordingly, as of June 30, 2025, Class A Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet.
As of June 30, 2025, the Class A Ordinary Shares subject to possible redemption reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$414,000,000
Less:
Proceeds allocated to Public Warrants	(3,177,450)
Class A Ordinary Shares issuance cost	(4,591,537)
Plus:
Accretion of carrying value to redemption value	8,927,505

Class A Ordinary Shares subject to possible redemption, June 30, 2025	$415,158,518

Warrant Instruments
The Company accounts for the Public and Private Placement Warrants issued in connection with the Initial Public Offering and the Private Placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, the Company evaluated and classified the warrant instruments under equity treatment at their assigned value.

CHURCHILL CAPITAL CORP X
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2025
(Unaudited)

Net Income (Loss) per Ordinary Share
The Company complies with accounting and disclosure requirements of ASC 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A Ordinary Shares and Class B Ordinary Shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per ordinary share is calculated by dividing the net income (loss) by the weighted average number of Ordinary Shares outstanding for the respective period. Diluted net income (loss) per share attributable to holders of our Ordinary Shares (the “Ordinary Shareholders”) adjusts the basic net income (loss) per share attributable to Ordinary Shareholders and the weighted-average Ordinary Shares outstanding for the potentially dilutive impact of outstanding Warrants. However, because the Warrants are anti-dilutive, the Warrants are not included in income (loss) per Ordinary Share for the periods presented.
With respect to the accretion of Class A Ordinary Shares subject to possible redemption and consistent with ASC Topic 480-10-S99-3A, the Company treated accretion in the same manner as a dividend paid to the shareholders in the calculation of the net income (loss) per Ordinary Share.
The following table reflects the calculation of basic and diluted net income (loss) per Ordinary Share:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,		For the period from January 4, 2024 (inception) through June 30,
	2025		2024		2025		2024
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic net income (loss) per share:
Numerator:
Net income (loss)	$1,352,180	$621,106	$—	$(7,230)	$1,041,648	$913,438	$—	$(51,841)
Denominator:
Basic weighted average shares outstanding	21,079,121	9,682,418	—	9,000,000	10,656,667	9,345,000	—	9,000,000

Basic net income (loss) per share	$0.06	$0.06	$—	$(0.00)	$0.10	$0.10	$—	$(0.01)

	For the Three Months Ended June 30,				For the Six Months Ended June 30,		For the period from January 4, 2024 (inception) through June 30,
	2025		2024		2025		2024
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Diluted net income (loss) per share:
Numerator:
Net income (loss)	$1,323,458	$649,828	$—	$(7,230)	$991,814	$963,272	$—	$(51,841)
Denominator:
Diluted weighted average shares outstanding	21,079,121	10,350,000	—	9,000,000	10,656,667	10,350,000	—	9,000,000

Diluted net income (loss) per share	$0.06	$0.06	$—	$(0.00)	$0.09	$0.09	$—	$(0.01)

Recent Accounting Standards
Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.
Note 3—Initial Public Offering
Pursuant to the Initial Public Offering on May 15, 2025, the Company sold
41,400,000

P
ublic
Units at a price of $
10.00
per unit for a total of $
414,000,000
million, which includes the full exercise of the underwriters’ Over-Allotment Option in the amount of
5,400,000
units (the “Over-Allotment Option”). Each Unit consists of one Public Share and one-fourth of one warrant. Each Public Warrant entitles the holder to purchase one
Class A Ordinary Share at a price of $
11.50
per share, subject to adjustments (see Note 7).

CHURCHILL CAPITAL CORP X
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2025
(Unaudited)

Note 4—Private Placement
Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 300,000 Private Placement Units at a price of $10.00 per Private Placement Unit in a
P
rivate
P
lacement for an aggregate purchase price of $3,000,000. Condor Investments V, an affiliate of the representative of the underwriters of the Initial Public Offering invested $500,000 in, and was admitted as a member of, the Sponsor in connection with the closing of the Initial Public Offering in exchange for interests in the Sponsor corresponding to 50,000 Private Placement Units and 200,000
Founder Shares (see Note 5). Each Private Placement Unit consists of one Private Placement Share and Private Placement Warrant. Each Private Placement Warrant will become exercisable
30
days after the completion of the initial Business Combination and will not expire except upon liquidation; provided, however, that for so long as they are held by BTIG or its affiliates or associated persons, the Private Placement Warrants will not be exercisable more than five years from the commencement of sales in the Initial Public Offering in accordance with FINRA rules. If the initial Business Combination is not completed the Combination Period, the proceeds from the sale of the Private Placement Units held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law).
Note 5—Related Party Transactions
Founder Shares
On February 15, 2024, the Company issued an aggregate of 7,187,500
Founder Shares, in exchange for a $
25,000 payment (approximately $0.003 per share) from the Sponsor to cover certain expenses on behalf of the Company. In April 2025, the Company, through a share capitalization, issued the Sponsor an additional 1,437,500 Founder Shares. In May 2025, the Company, through a share capitalization, issued the Sponsor an additional 1,725,000 Founder Shares, for which the Sponsor now holds 10,350,000 Founder Shares in the aggregate. All share and per share data has been retrospectively presented. As used herein, unless the context otherwise requires, “Founder Shares” shall be deemed to include the Public Shares issuable upon conversion thereof.

The Founder Shares are identical to the Public Shares except that the Founder Shares automatically convert into Public Shares at the time of the initial Business Combination (with such conversion taking place immediately prior to, simultaneously with, or immediately following the time of the initial Business Combination, as may be determined by the directors of the Company) or earlier at the option of the holder and are subject to certain transfer restrictions, as described in more detail below. The Sponsor agreed to forfeit up to an aggregate of
1,350,000
Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriters so that the Founder Shares will represent
 20%

of the Company’s issued and outstanding shares after the Initial Public Offering. As a result of the full exercise of the over-allotment option by the underwriter, the 1,350,000 Founder Shares are no longer subject to forfeiture.

CHURCHILL CAPITAL CORP X
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2025
(Unaudited)

The Sponsor is not entitled to redemption rights with respect to any Founder Shares and any Public Shares held by the Sponsor in connection with the completion of the initial Business Combination. If the initial Business Combination is not completed within the Combination Period, the Sponsor would not be entitled to rights to liquidating distributions from the Trust Account with respect to any Founder Shares held by it.
The Sponsor has agreed not to transfer, assign or sell any of its Founder Shares until the earlier to occur of (i) six months after the completion of the initial Business Combination or (ii) subsequent to the initial Business Combination (the date on which the Company consummates a transaction which results in the shareholder having the right to exchange its shares for cash, securities, or other property subject to certain limited exceptions).
Registration Rights
The holders of Founder Shares, Private Placement Units (and their underlying securities) and units that may be issued upon conversion of working capital loans (and their underlying securities), if any, and any Class A Ordinary Shares issuable upon conversion of the Founder Shares and any Class A Ordinary Shares held by the Sponsor at the completion of the Initial Public Offering or acquired prior to or in connection with the initial Business Combination, are entitled to registration rights pursuant to a registration rights agreement signed on the effective date of the registration statement for the Initial Public Offering. These holders are entitled to make up to three demands and have “piggyback” registration rights. The Company will bear the expenses incurred in connection with the filing of any such registration statements.
Administrative Support Agreement
Commencing on the date the securities of the Company are first listed, May 14, 2025, the Company agreed to reimburse the managing member of the Sponsor in an amount equal to $30,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the
i
nitial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three and six months ended June 30, 2025, the Company incurred and paid $45,000 of fees for these services. For the three months ended June 30, 2024 and for the period from January 4, 2024 (inception) through June 30, 2024, the Company did not incur any fees for these services.
Related Party Loans
On February 15, 2024, the Company and the Sponsor entered into a loan agreement, whereby the Sponsor agreed to loan the Company an aggregate of up to $600,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “IPO Promissory Note”). The IPO Promissory Note was non-interest bearing and payable on the earlier of December 31, 2025, or the date on which the Company consummates the Initial Public Offering. As of June 30, 2025 and December 31, 2024, there was $
0 and $184,847,
respectively, outstanding under the IPO Promissory Note. The Company repaid the borrowings in full at the closing of the Initial Public Offering. Borrowings under the IPO Promissory Note are no longer available.
Working Capital Loans
In addition, in order to finance transaction costs in connection with its initial Business Combination, the Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, enter into Working Capital Loans with the Company. If the Company completes its initial Business Combination, the Company would repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. If the Sponsor makes any Working Capital Loans, up to $
1,500,000
of such loans may be convertible into units of the post business combination entity at a price of $
10.00
per unit at the option of the lender. Such units and their underlying securities would be identical to the Private Placement Units. As of June 30, 2025 and December 31, 2024, the Company had no borrowings under the Working Capital Loans.
Note 6—Commitments and Contingencies
Underwriting Agreement
The underwriter
s
are
entitled to a deferred fee of up to $3,000,000 in the aggregate, payable only upon the Company’s completion of its
i
nitial Business Combination (the “Deferred Discount”). The Deferred Discount will become payable to the underwriters from the amounts held in the Trust Account solely in the event the Company completes its
i
nitial Business Combination. The amount payable to the underwriters for deferred underwriting discounts and commissions will be reduced from $3,000,000 to $1,500,000 in the event the amount held in the Trust Account following a successful consummation of the
i
nitial Business Combination is less than $100,000,000, after taking into account redemptions in connection with the vote on the
i
nitial Business Combination.
Additionally, BTIG was admitted as a member of the Sponsor in connection with the closing of the Initial Public Offering and has been allocated interests in the Sponsor corresponding to 360,000
Founder Shares as upfront underwriting compensation in lieu of a cash underwriting discount (such shares, the “BTIG Founder Shares”). The fair value of the BTIG Founder Shares at grant was determined to be $667,472 using a PWERM valuation model. As such, in accordance with ASC 340-10-S99-1, “Other Assets and Deferred Offering Costs,” the fair value less any amounts previously recorded related to the original purchase resembles an amount paid to the underwriters and represents a reduction in the proceeds received as it is directly related to the Initial Public Offering. The following inputs were used in the PWERM valuation model to determine the fair value of the BTIG Founder Shares:

May 13, 2025
Restricted term (years)	2.50
Risk-free rate	3.97%
Volatility	6.00%
Discount for lack of marketability	2.20%

CHURCHILL CAPITAL CORP X
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2025
(Unaudited)

The BTIG Founder Shares and the interests in the Sponsor corresponding to
50,000
P
rivate
P
lacement
U
nits and
200,000
Founder Shares allocated to Condor Investments V, an affiliate of BTIG, have been deemed compensation by Financial Industry Regulatory Authority (“FINRA”) and are subject to lock-up restrictions, as required by FINRA Rule 5110(e)(1), and may not be sold during the Initial Public Offering or sold, transferred, assigned, pledged, or hypothecated, or be the subject of any hedging, short sale, derivative, put, or call transaction that would result in the effective economic disposition of such securities by any person for a period of 180 days immediately following the date of the Initial Public Offering, except as provided in FINRA Rule 5110(e)(2). As required by FINRA Rule 5110(g)(8), BTIG and Condor Investments V may not exercise their demand and piggyback registration rights after five and seven years, respectively, after the effective date of the Initial Public Offering and may not exercise their demand rights on more than one occasion. Further, for so long as they are held by BTIG or its affiliates or associated persons, the Private Placement Warrants will not be exercisable more than five years from the commencement of sales in the Initial Public Offering in accordance with FINRA Rule 5110(g)(8).

CHURCHILL CAPITAL CORP X
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2025
(Unaudited)

Note 7—Shareholders’ Deficit
Preference Shares
The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the
Board
. As of June 30, 2025 and December 31, 2024, there were no preference shares issued or outstanding.
Class A Ordinary Shares
The authorized
O
rdinary
S
hares of the Company includes up to 500,000,000 Class A
O
rdinary
S
hares with a par value of $0.0001 per share and 50,000,000 Class B
O
rdinary
S
hares with a par value of $0.0001
per share. If the Company enters into an initial Business Combination, it may (depending on the terms of such an initial Business Combination) be required to increase the number of Class A Ordinary Shares which the Company is authorized to issue at the same time as the Company’s shareholder votes on the initial Business Combination to the extent the Company seeks shareholder approval in connection with the initial Business Combination. Holders of the Company’s ordinary shares are entitled to one vote for each Ordinary Share (except as otherwise expressed in the Company’s Amended and Restated Memorandum and Articles of Association). As of June 30, 2025, there are
300,000
Class A Ordinary Shares issued or outstanding, excluding
41,400,000
shares subject to possible redemption. As of December 31, 2024, there are no

Class A Ordinary Shares issued or outstanding.
Class B Ordinary Shares
The Company is also authorized to issue a total of 50,000,000
Class B Ordinary Shares with a par value of $
0.0001
per share. On May 15, 2025, as a result of the underwriters’ election to fully exercise their Over-Allotment Option, an aggregate of
1,350,000

Founder Shares are no longer subject to forfeiture. As of June 30, 2025 and December 31, 2024, there were
 10,350,000
Class B Founder Shares issued and outstanding.
Warrants
As of June 30, 2025, there were 10,350,000 Public Warrants and 75,000 Private Placement Warrants outstanding. As of December 31, 2024, there were no Public Warrants
or
Private Placement Warrants outstanding.
Each whole Warrant entitles the holder thereof to purchase one whole Class A Ordinary Share at a price of $
11.50
per share, subject to adjustment as described therein, at any time commencing
30
days after the completion of the initial Business Combination, provided that the Company has an effective registration statement under the Securities Act covering the Class A Ordinary Shares issuable upon exercise of the Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Warrants on a “cashless basis” under the circumstances specified in either the (i) public warrant agreement, dated as of May 13, 2025, between the Company and Continental (the “Public Warrant Agreement”) or the (ii) private warrant agreement, dated as of May 13, 2025, between the Company and Continental (the “Private Placement Warrant Agreement,” and together with the Public Warrant Agreement, the “Warrant Agreements”) and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder. Pursuant to the Warrant Agreements, a Warrant holder may exercise its Warrants only for a whole number of Class A Ordinary Shares. This means that only a whole Warrant may be exercised at any given time by a Warrant holder. No fractional Public Warrants will be issued upon separation of the Public Units and only whole Public Warrants will trade. The Warrants will expire five years after the completion of the initial Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.
The Company has agreed that as soon as practicable, but in no event later than fifteen (15
) business days after the closing of the initial Business Combination, the Company will use its commercially best efforts to file with the SEC a post-effective amendment to the registration statement or a new registration statement registering, under the Securities Act, the issuance of the Public Shares issuable upon exercise of the Public Warrants. The Company will use its best efforts to cause the same to become effective and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the Warrants in accordance with the provisions of the applicable Warrant Agreement. Notwithstanding the above, if the Public Shares are at the time of any exercise of a Warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Warrants who exercise their Warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, it will not be required to file or maintain in effect a registration statement, but the Company will be required to use its best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

Redemption of Public Warrants for cash when the price per Class A Ordinary Shares equals or exceeds $18.00. Beginning 30 days after completion of the initial Business Combination, the Company may redeem the outstanding Public Warrants for cash:

•	In whole and not in part;

•	At a price of $0.01 per P ublic W arrant;

•	Upon not less than 30 days’ prior written notice of redemption (the “30-day redemption period”); and

•
if, and only if, the last sale price of the Class

A
O
rdinary
S
hares equals or exceeds $18.00 per share (as adjusted for share subdivisions, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the Public Warrant holders. The Company will not redeem the Public Warrants as described above unless a registration statement under the Securities Act covering the Class A Ordinary Shares issuable upon exercise of the Public Warrants is effective and a current prospectus relating to those Class A Ordinary Shares is available throughout such 30 trading day period and the
30 day redemption period.

The Private Placement Warrants contained in the Private Placement Units are non-redeemable.
The Private Placement Warrants may also be exercised for cash or on a “cashless basis.” The Private Placement Warrants will not expire except upon liquidation.

CHURCHILL CAPITAL CORP X
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2025
(Unaudited)

Note 8 — Fair Value Measurements
The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities).
The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:
Level 1: Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.
Level 2: Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.
Level 3: Unobservable inputs based on assessment of the assumptions that market participants would use in pricing the asset or liability.
As of June 30, 2025, assets held in the Trust Account were comprised of $556 in cash and $416,107,540 invested in U.S. Treasury Bills.
The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2025:

	Held to Maturity	Level	Amortized Cost	Unrealized Gain (Loss)	Fair Value
June 30, 2025
U.S. Treasury Securities (Mature on 9/9/25 and 11/13/25)		1	$416,157,962	$(50,422)	$416,107,540
The fair value of the Public Warrants is $3,177,450 or $0.307 per Public Warrant at the Initial Public Offering. The fair value of Public Warrants was determined using a Monte Carlo Simulation Model. The Public Warrants have been classified within shareholders’ deficit and will not require remeasurement after issuance. The following table presents the quantitative information regarding market assumptions used in the valuation of the Public Warrants:

May 15, 2025
Market price of Public Shares	$9.923
Term (years)	2.96
Risk-free rate	3.95%
Volatility	6.1%
Likelihood of completing a business combination	19.2%
Note 9—Segment Information
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
The Company’s chief operating decision makers (“CODMs”) have been identified as the Chief Executive Officer and the Chief Financial Officer, who review the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly,
M
anagement has determined that the Company only has one operating segment.
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

	June 30, 2025	December 31, 2024

Trust Account	$416,158,518	$—
Cash	$1,232,392	$—

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	Six Months Ended June 30, 2025	For the Period from January 4, 2024 (inception) through June 30, 2024
General and administrative costs	$185,232	$7,230	$203,432	$51,841

Income earned on marketable securities held in Trust Account	$2,158,518	$—	$2,158,518	$—

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
Note 10—Subsequent Events
The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, other than the below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.
On July 7, 2025, the Public Shares and Public Warrants included in the Public Units commenced separate trading on the Nasdaq Global Market under the symbols “CCCX” and “CCCXW, respectively.
On July 29, 2025, the Board appointed each of Paul Lapping and Stephen Murphy as a director of the Board, effective as of August 1, 2025. The Board also appointed Mr. Murphy as a member of the compensation committee and the audit committee of the Board (the “Audit Committee”), and Mr. Lapping as the chairperson of the Audit Committee, replacing William Sherman, who had served as the interim chairperson of the Audit Committee. Mr. Sherman will continue to serve as a member of the Audit Committee.
On August 1, 2025, the Company entered into a director agreement (“Director Agreement”) with each of Mr. Sherman, Mr. Lapping and Mr. Murphy, pursuant to which, in connection with each director’s continuing service as a director of the Company, the Company agreed to pay each director a cash compensation of $75,000 per annum, beginning on the later of the date of appointment of each director and August 1, 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this Quarterly Report on Form 10-Q (this “Report”) to “we,” “us” or the “Company” refer to Churchill Capital Corp X. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Churchill Sponsor X LLC, an affiliate of M. Klein and Company, LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Overview

We are a blank check company incorporated in the Cayman Islands on January 4, 2024 formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses that the Company has not yet identified. We intend to effectuate our initial Business Combination using cash derived from the proceeds of the Initial Public Offering consummated on May 15, 2025 and the sale of the Private Placement Units, our shares, debt or a combination of cash, shares and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

We may seek to extend Combination Period consistent with applicable laws, regulations and stock exchange rules by amending our Amended and Restated Memorandum and Articles of Association. Any such amendment would require the approval of the holders of our Public Shares, who will be provided the opportunity to redeem all or a portion of their Public Shares in connection with the vote on such approval. Such redemptions will decrease the amount held in our Trust Account in which an amount of $414,000,000 from the net proceeds of the sale of the Public Units in the Initial Public Offering and the Private Placement Units in the Private Placement was placed following the closing of the Initial Public Offering and our capitalization, and may affect their ability to maintain our listing on Nasdaq Global Market (“Nasdaq”). In addition, the Nasdaq Rules currently require Special Purpose Acquisition Companies (“SPAC”) (such as us) to complete our initial Business Combination in accordance with the requirement by Nasdaq to complete one or more Business Combinations within 36 months following the effectiveness of its initial public offering registration statement (the “Nasdaq 36-Month Requirement”). If we do not meet the Nasdaq 36-Month Requirement, our securities will likely be subject to a suspension of trading and delisting from Nasdaq.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since January 4, 2024 (inception) through June 30, 2025, have been (i) organizational activities, those necessary and (ii) activities relating to the Initial Public Offering, described below, and (iii) identifying and evaluating prospective acquisition candidates and activities in connection with the initial Business Combination. We will not generate any operating revenues until after the completion of our initial Business Combination. Subsequent to the Initial Public Offering, we have generated non-operating income in the form of interest income on investments held in the Trust Account after the Initial Public Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2025, we had a net income of $1,973,286, which consists of income earned on marketable securities held in the Trust Account of $2,158,518, partially offset by general and administrative costs of $185,232.

For the six months ended June 30, 2025, we had a net income of $1,955,086, which consists of income earned on marketable securities held in the Trust Account of $2,158,518, partially offset by general and administrative costs of $203,432.

For the three months ended June 30, 2024, we had a net loss of $7,230, which consisted of general and administrative costs.

For the period from January 4, 2024 (inception) through June 30, 2024, we had a net loss $51,841, which consisted of general and administrative costs.

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

Liquidity and Capital Resources

Until the consummation of the Initial Public Offering, our only source of liquidity was an initial purchase of Class B Ordinary Shares by the Sponsor and loans from the Sponsor.

On May 15, 2025, we consummated the Initial Public Offering of 41.4 million Public Units, each Public Unit consisting of one Class A Ordinary Share and one-fourth of one Public Warrant exercisable at an exercise price of $11.50 for one Class A Ordinary Share, which amount includes the full exercise of the underwriters’ over-allotment option of 5.4 million Public Units, generating gross proceeds of $414,000,000. Simultaneously, we consummated the sale of the Private Placement of 300,000 Private Placement Units for an aggregate of $3,000,000. Separately, an affiliate of BTIG, the representative of the underwriters for the Initial Public Offering, invested $500,000 in, and was admitted as a member of, the Sponsor in connection with the closing of the Initial Public Offering in exchange for interests in the Sponsor corresponding to 50,000 Private Placement Units and 200,000 Founder Shares.

Following the Initial Public Offering and the Private Placement, a total of $414,000,000 was placed in the Trust Account. We incurred $4,638,840 in offering expenses, consisting of $3,000,000 of deferred underwriting fee, and $1,638,840 of other offering costs.

For the six months ended June 30, 2025, cash used in operating activities was $757,617. Net income of $1,955,086 was affected by income earned on marketable securities held in the Trust Account of $2,158,518 and payment of operation costs through the IPO Promissory Note of $36,839. Changes in operating assets and liabilities used $591,024 of cash for operating activities.

For the period from January 4, 2024 (inception) through June 30, 2024, cash used in operating activities was $0. Net loss of $51,841 was affected by payment of formation costs through issuance of Class B Ordinary Shares of $4,827 and payment of operation costs through the IPO Promissory Note of $33,620. Changes in operating assets and liabilities provided $13,394 of cash for operating activities.

As of June 30, 2025, we had marketable securities held in the Trust Account of $416,158,518 consisting of U.S. government treasury obligations with maturity of 185 days or less or interests in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less permitted withdrawals), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2025, we had cash of $1,232,392. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such Working Capital Loans. In the event that a Business Combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. If the Sponsor makes any Working Capital Loans, up to $1,500,000 of such loans may be convertible into units of the post business combination entity at a price of $10.00 per unit at the option of the lender. Such units and their underlying securities would be identical to the Private Placement Units. As of June 30, 2025 and December 31, 2024, the Company had no borrowings under any Working Capital Loans.

Additionally, to fund working capital, the Company has permitted withdrawals from the Trust Account available up to an annual limit of $1,000,000. These permitted withdrawals are limited to only the interest available that has been earned in excess of the initial deposit at the Initial Public Offering. For the three and six months ended June 30, 2025, the Company has not withdrawn any amounts from the Trust Account for working capital purposes.

In connection with the Company’s assessment of going concern considerations in accordance with ASU 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” as of June 30, 2025, the Company has sufficient funds for the working capital needs of the Company until a minimum of one year from the date of issuance of these financial statements. The Company cannot assure that its plans to consummate an initial Business Combination will be successful.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our Public Shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

The underwriters are entitled to a Deferred Discount of up to $3,000,000 in the aggregate, payable only upon the Company’s completion of its initial Business Combination.

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that we hold investments in the Trust Account, we may, at any time, (based on our Management’s ongoing assessment of all factors related to our potential status under the Investment Company Act) instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest-bearing demand deposit account at a bank.

Critical Accounting Estimates

The preparation of unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of June 30, 2025, we have identified the valuation of the Public Warrants at the Initial Public Offering and the BTIG Founder Shares as critical accounting estimates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our Management, including our chief executive officer and chief financial officer (the “Certifying Officers”), or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of June 30, 2025.

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

Changes in Internal Control over Financial Reporting

Not applicable.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
To the knowledge of our Management, there is no material litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.
Item 1A. Risk Factors
As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. For additional risks relating to our operations, other than as set forth below, see the section titled “Risk Factors” contained in our IPO Registration Statement . Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.
We may seek to extend the Combination Period, which could reduce the amount held in our Trust Account and have adverse effects on our Company.
If we are unable to consummate our initial Business Combination on or before the end of the Combination Period, we may seek shareholder approval to extend the Combination Period by amending our Amended and Restated Memorandum and Articles of Association. In such event, our public shareholders will be provided the opportunity to have all or a portion of their Public Shares redeemed. Any redemptions will reduce the amount held in our Trust Account, the effect of which may adversely affect our ability to consummate our initial Business Combination and may also impair our ability to maintain our Nasdaq listing.
We anticipate that our securities will be suspended from trading on Nasdaq and delisted if we do not consummate our initial Business Combination by May 13, 2028. Any trading suspension or delisting could have a material adverse effect on the trading of our securities and may adversely affect our ability to consummate an initial Business Combination.
Our IPO Registration Statement was declared effective by the SEC on May 13, 2025, and our securities are currently listed on the Global Market tier of Nasdaq. Pursuant to our Amended and Restated Memorandum and Articles of Association, we have until May 15, 2027 (or August 15, 2027 if we have executed a letter of intent, agreement in principle or definitive agreement for an initial Business Combination by May 15, 2027) to consummate our initial Business Combination.
Under the Nasdaq rules, a SPAC’s Nasdaq-listed securities will be immediately suspended from trading if the SPAC does not meet the Nasdaq 36-Month Requirement, and Nasdaq will, at such point, commence delisting procedures. Although a SPAC can request a hearing before the hearing panel of Nasdaq (the “Hearing Panel”), the scope of the Hearing Panel’s review is limited. If a SPAC completes a Business Combination after receiving a delisting determination by the staff of the Listing Qualifications Department of Nasdaq (a “Staff Delisting Determination”) and/or demonstrates compliance with all applicable initial listing requirements, the combined company can apply to list its securities on Nasdaq pursuant to the normal application review process. The Nasdaq rules contain a list of deficiencies that would immediately result in a Staff Delisting Determination, which includes noncompliance with the Nasdaq 36-Month Requirement.
Accordingly, were we to amend our Amended and Restated Memorandum and Articles of Association to extend the date by which we are permitted to consummate our initial Business Combination, we would still need to consummate our initial Business Combination on or prior to May 13, 2028 in order to avoid a suspension of our securities from trading on and delisting from Nasdaq. If Nasdaq were to suspend our securities from trading and delist our securities, our securities could potentially be quoted on an over-the-counter market. Even if our securities are then quoted on an over-the-counter market, our Nasdaq suspension and delisting could have significant material adverse consequences, including:

•	making our securities appear to be less attractive to potential target companies than the securities of an exchange listed SPAC;

•	limited availability of market quotations for our securities;

•	reduced liquidity for our securities;

•
the possibility that our Class A Ordinary Shares would be deemed “penny stock,” which will require brokers trading in our Class A Ordinary Shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

•	limited news and analyst coverage; and

•	decreased ability to issue additional securities or obtain additional financing in the future.
In addition, if our securities are delisted from Nasdaq, trading in our securities, and offers and sales of our securities by us, may be subject to state securities regulation and additional compliance costs.
The share price of the post-Business Combination company may be less than the Redemption Price (as defined below) of our Public Shares.
Each Public Unit sold in our Initial Public Offering at an offering price of $10.00 per Public Unit consisted of one Public Share and one-quarter of one Public Warrant. Of the proceeds we received from the Initial Public Offering and the Private Placement, $414,000,000 was placed in our Trust Account. We will provide our public shareholders the opportunity to redeem all or a portion of their Public Shares in connection with the completion of our initial Business Combination, and potentially upon the occurrence of certain other events prior to our initial Business Combination. We expect that the pro rata redemption price in any redemption will be approximately $10.03 per Public Share as of June 3 0, 2025 (before permitted withdrawals, if any, and such amount, the “Redemption Price”), representing a pro rata portion of our Trust Account without taking into account any interest or other income earned on such funds (less any withdrawals from such interest or income for taxes paid), although the Redemption Price may be less in certain circumstances. As a result, public shareholders who own our Public Shares on a redemption date can anticipate receiving the Redemption Price in connection with a redemption for each Public Share that they choose to redeem.
There can be no assurance that, after our initial Business Combination, our public shareholders would be able to sell their shares in the post-Business Combination company for the Redemption Price, or any higher price. We have not, as yet, identified a target and are therefore unable to provide any assurances as to its financial condition, business prospects or potential risks. It is therefore possible that the share price of the post-Business Combination company may decline below the Redemption Price. In recent years, the share prices of many post-Business Combination companies have fallen following a Business Combination. As a result, if our public shareholders continue to hold shares in the post-Business Combination company following our initial Business Combination, we cannot assure our shareholders that the trading price of such shares will be greater than the Redemption Price.
Certain agreements related to the Initial Public Offering may be amended, or their provisions waived, without shareholder approval.
Certain of the agreements related to the Initial Public Offering to which we are a party may be amended, or their provisions waived, without shareholder approval. Such agreements include the (i) Underwriting Agreement, dated May 13, 2025, by and between the Company and BTIG, as representative of the several underwriters (the “Underwriting Agreement”), (ii) the Letter Agreement, dated May 13, 2025, by and among the Company, its officers, its directors and the Sponsor (the “Insider Letter”), (iii) the Registration Rights Agreement, dated May 13, 2025, by and among the Company and certain security holders, (iii) the Private Placement Units Purchase Agreement, dated May 13, 2025 (the “Private Placement Units Purchase Agreement”), by and between the Company and the Sponsor and (iv) the Administrative Support Agreement, dated May 13, 2025, by and between the Company and an affiliate of the Sponsor. These agreements contain various provisions that our public shareholders might deem to be material. For example, our Insider Letter and the Underwriting Agreement contain certain lock-up provisions with respect to the Founder Shares and other securities held by our Sponsor, officers and directors, subject to certain exceptions. Amendments or waivers to such agreements would require the consent of the applicable parties thereto and, in certain cases, the consent of the underwriters of the Initial Public Offering. Any such modification, such as an amendment to shorten lock-up restrictions, may benefit our Sponsor, officers and/or directors. Any such amendments would not require approval from our shareholders, may result in the completion of our initial Business Combination that may not otherwise have been possible, and may have an adverse effect on the value of an investment in our securities. For example, although we would not amend lock-up provisions to permit securities held by Sponsor to be freely sold prior to our initial Business Combination, we may amend such provisions to permit them to be freely sold after the Business Combination earlier than they would otherwise be permitted, which may have an adverse effect on the price of our securities.
Market conditions, economic uncertainty or downturns could adversely affect our business, financial condition, operating results and our ability to consummate a Business Combination.
In recent years, the United States and other markets have experienced cyclical or episodic downturns, and worldwide economic conditions remain uncertain, including as a result of the COVID-19 pandemic, supply chain disruptions, the Ukraine-Russia conflict, conflict in the Middle East, instability in the U.S. and global banking systems, rising fuel prices, increasing interest rates or foreign exchange rates and high inflation and the possibility of a recession. A significant downturn in economic conditions may make it more difficult for us to consummate a Business Combination.
We cannot predict the timing, strength, or duration of any future economic slowdown or any subsequent recovery generally, or in any industry. If the conditions in the general economy and the markets in which we operate worsen from present levels, our business, financial condition, operating results and our ability to consummate a Business Combination could be adversely affected.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Unregistered Sales of Equity Securities
Simultaneously with the closing of the Initial Public Offering and pursuant to the Private Placement Units Purchase Agreement, by and between the Company and the Sponsor, we completed the sale of 300,000 Private Placement Units to the Sponsor in the Private Placement at a purchase price of $10.00 per Private Placement Unit, generating gross proceeds to us of $3,000,000. The Private Placement Units (and underlying securities) are identical to the Public Units, except as otherwise disclosed in the IPO Registration Statement. No underwriting discounts or commissions were paid with respect to such sale. The issuance of the Private Placement Units was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.
Use of Proceeds
There have been no offerings of registered securities and therefore no planned use of proceeds from such offerings during the quarterly period covered by the Report. However, on May 15, 2025, we consummated out Initial Public Offering of 41,400,000 Public Units, including 5,400,000 Public Units issued pursuant to the full exercise by the underwriters’ of the over-allotment option. Each Unit consists of one Public Share”) and one Public Warrant.
The Public Units were sold at a price of $10.00 per Public Unit, generating gross proceeds of $414,400,000. BTIG acted as the representative of several underwriters of the Initial Public Offering. Simultaneously with the consummation of our Initial Public Offering and pursuant to the Private Placement Units Agreement, we completed the Private Placement of 300,000 Private Placement Units at a purchase price of $10.00 per Private Placement Unit, generating gross proceeds of $3,000,000.
Following the closing of our Initial Public Offering and the Private Placement, a total of $414,000,000, comprised of $413,713,500 of the net proceeds from the (which amount includes up to $3,000,000 of the underwriters’ Deferred Discount) and $286,500 of the proceeds of the sale of the Private Placement Units was placed in the Trust Account maintained by Continental, acting as trustee. The proceeds held in the Trust Account may be invested by the trustee only in U.S. government securities with a maturity of 185 days or less in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. To mitigate the risk that we might be deemed an investment company for the purposes of the Investment Company Act, which risk increases the longer that we would hold investments in the Trust Account, we may, at any time (based on Management’s ongoing assessment of all factors related to the potential status under the Investment Company Act), instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest-bearing demand deposit account at a bank.
The remaining process from the Initial Public Offering and the Private Placement are held outside the Trust Account. Such funds are being used primarily to enable us to identify a target and to negotiate and consummate our initial Business Combination.
There has been no material change in the planned use of proceeds from our Initial Public Offering and the Private Placement described in the IPO Registration Statement. The specific investments in our Trust Account may change from time to time.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable
Item 5. Other Information
Trading Arrangements
During the quarterly period ended June 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Additional Information
None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Report on Form 10-Q.1

No.	Description of Exhibit
1.1

Underwriting Agreement, dated May 13, 2025, by and between the Company and BTIG, LLC, as representative of the several underwriters (Incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K filed with the SEC on May 16, 2025).

3.1	Amended and Restated Memorandum and Articles of Association of the Company. (Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on May 16, 2025).

4.1

Public Warrant Agreement, dated May 13, 2025, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent. (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on May 16, 2025).

4.2

Private Warrant Agreement, dated May 13, 2025, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent. (Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed with the SEC on May 16, 2025).

10.1

Investment Management Trust Agreement, May 13, 2025, by and between the Company and Continental Stock Transfer & Trust Company, as trustee. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on May 16, 2025).

10.2

Registration Rights Agreement, dated May 13, 2025, by and among the Company and certain security holders. (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on May 16, 2025).

10.3

Private Placement Units Purchase Agreement, dated May 13, 2025, by and between the Company and the Sponsor. (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on May 16, 2025).

10.4

Letter Agreement, dated May 13, 2025, by and among the Company, its officers, directors, and the Sponsor. (Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the SEC on May 16, 2025).

10.5

Administrative Support Agreement, dated May 13, 2025, by and between the Company and an affiliate of the Sponsor. (Incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed with the SEC on May 16, 2025).

10.6	Form of Indemnity Agreement. (Incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed with the SEC on May 16, 2025).

31.1*

Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2*

Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1**	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2**	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	Inline XBRL Instance Document.*

101.SCH	Inline XBRL Taxonomy Extension Schema Document.*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*

104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).*

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHURCHILL CAPITAL CORP X

Date: August 13, 2025	By:	/s/ Michael Klein
	Name:	Michael Klein
	Title:	Chief Executive Officer,
(Principal Executive Officer)

Date: August 13, 2025	By:	/s/ Jay Taragin
	Name:	Jay Taragin
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)