Form 10-Q
period 2025-09-30
Churchill Capital Corp X/Cayman
filed 2025-11-12
CIK 2007825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission File Number:
001-42646

Churchill Capital Corp X
(Exact name of registrant as specified in its charter)

Cayman Islands	86-1946291
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

640 Fifth Avenue, 14th Floor, New York, New York	10019
(Address of principal executive offices)	(Zip Code)
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
of the Exchange Act). Yes ☒ No ☐
As of
November 12, 2025
, there were 41,700,000 Class A ordinary shares, par value $0.0001 per share, and 10,350,000 Class B ordinary shares, par value $0.0001 per share, of the registrant issued and outstanding.

CHURCHILL CAPITAL CORP X

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025

Page
Part I. Financial Information
Item 1. Financial Statements
Condensed Consolidated Balance Sheets as of September 30, 2025 (Unaudited) and December 31, 2024 (Audited)	1
Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2025 and for the Three Months Ended September 30, 2024 and for the Period from January 4, 2024 (Inception) Through September 30, 2024 (Unaudited)	2
Condensed Consolidated Statements of Changes in Shareholders’ Deficit for the Three and Nine Months Ended September 30, 2025 and for the Three Months Ended September 30, 2024 and for the Period from January 4, 2024 (Inception) Through September 30, 2024 (Unaudited)	3
Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2025 and for the Period from January 4, 2024 (Inception) Through September 30, 2024 (Unaudited)	4
Notes to Condensed Consolidated Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3. Quantitative and Qualitative Disclosures About Market Risk	18
Item 4. Controls and Procedures	18
Part II. Other Information
Item 1. Legal Proceedings	19
Item 1A. Risk Factors	19
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	19
Item 3. Defaults Upon Senior Securities	19
Item 4. Mine Safety Disclosures	19
Item 5. Other Information	19
Item 6. Exhibits	20
SIGNATURES

i

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
CHURCHILL CAPITAL CORP X
CONDENSED CONSOLIDATED BALANCE SHEET
AS OF SEPTEMBER 30, 2025 (UNAUDITED) AND DECEMBER 31, 2024 (AUDITED)

	September 30, 2025	December 31, 2024
	(Unaudited)
Assets:
Current assets:
Cash	$1,135,562	$—
Prepaid expenses	71,705	—
Prepaid insurance	321,429	—

Total Current Assets	1,528,696	—
Deferred offering costs	—	157,937
Prepaid insurance- long term	187,500	—
Cash and marketable securities held in Trust Account	419,552,466	—

Total Assets	$421,268,662	$157,937

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accrued expenses	$67,450	$—
Accrued offering costs	85,000	—
IPO Promissory Note- related party	—	184,847
Subscription agreement liability	36,544,215	—

Total Current Liabilities	36,696,665	184,847
Deferred underwriting fee payable	3,000,000	—

Total Liabilities	39,696,665	184,847

Commitments and Contingencies (Note 6)
Class A Ordinary Shares subject to possible redemption, 41,400,000 and 0 shares at redemption value of $10.13 per share and $0 at September 30, 2025 and December 31, 2024, respectively	419,552,466	—
Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; no ne issued or outstanding	—	—
Class A Ordinary Shares, $0.0001 par value; 500,000,000 shares authorized; 300,000 and no shares issued and outstanding, excluding 41,400,000 and no shares, respectively, subject to possible redemption, as of September 30, 2025 and December 31, 2024, respectively	30	—
Class B Ordinary Shares, $0.0001 par value; 50,000,000 shares authorized; 10,350,000 shares issued and outstanding as of September 30, 2025 and December 31, 2024(1)(2)	1,036	1,036
Additional paid-in capital	—	23,964
Accumulated deficit	(37,981,535)	(51,910)

Total Shareholders’ Deficit	(37,980,469)	(26,910)

Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$421,268,662	$157,937

(1)
At December 31, 2024, included an aggregate of up to 1,350,000 Class B ordinary shares, $0.0001 par value (the “Class B Ordinary Shares”), subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (Note 5). On May 15, 2025, Churchill Capital Corp X (the “Company”) consummated its initial public offering and sold 41.4 million public units (the “Public Units”), which included the full exercise of the underwriters’ over-allotment option (the “Initial Public Offering”), hence the 1,350,000 Class B Ordinary Shares are no longer subject to forfeiture.

(2)
On February 15, 2024, Churchill Sponsor X LLC (the “Sponsor”) acquired an aggregate of 7,187,500 Class B Ordinary Shares (the “Founder Shares”) for approximately $0.003 per share. In April 2025, the Company effected a share capitalization in the form of a share dividend of approximately 0.2 fully paid Class B Ordinary Shares for each Class B Ordinary Share in issue. In May 2025, the Company issued an additional 1,725,000 Class B Ordinary Shares in a share capitalization, resulting in the
Sponsor, holding an aggregate of 10,350,000 Founder Shares. All share and per-share
data have been retrospectively presented.

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CHURCHILL CAPITAL CORP X
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2024 AND
FOR THE PERIOD FROM JANUARY 4, 2024 (INCEPTION) THROUGH SEPTEMBER 30, 2024 (UNAUDITED)

	For the Three Months Ended September 30, 2025	For the Three Months Ended September 30, 2024	For the Nine Months Ended September 30, 2025	For the Period from January 4, 2024 (inception) through September 30, 2024
General and administrative costs	$1,234,544	$69	$1,437,976	$51,910
Subscription agreement expense	6,044,986	—	6,044,986	—

Loss from operations	(7,279,530)	(69)	(7,482,962)	(51,910)

OTHER INCOME (LOSS)
Income earned on cash and marketable securities held in Trust Account	4,393,948	—	6,552,466	—
Change of fair value of subscription agreement liability	(30,499,229)	—	(30,499,229)	—

Total other loss	(26,105,281)	—	(23,946,763)	—

NET LOSS	$(33,384,811)	$(69)	$(31,429,725)	$(51,910)

Basic and diluted weighted average shares outstanding, Class A Ordinary Shares	41,700,000	—	21,156,618	—

Basic and diluted net loss per Class A ordinary share	$(0.64)	$—	$(1.02)	$—

Basic and diluted weighted average shares outstanding, Class B Ordinary Shares(1)(2)	10,350,000	9,000,000	9,684,926	9,000,000

Basic and diluted net loss per Class B ordinary share	$(0.64)	$(0.00)	$(1.02)	$(0.01)

(1)
At December 31, 2024, included an aggregate of up to 1,350,000 Class B Ordinary Shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (Note 5). On May 15, 2025, the Company consummated its Initial Public Offering and sold 41.4 million Public Units, which included the full exercise of the underwriters’ over-allotment option, hence the 1,350,000 Class B Ordinary Shares are no longer subject to forfeiture.

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
the
Sponsor holding an aggregate of 10,350,000 Founder Shares. All share and per-share
data have been retrospectively presented.

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CHURCHILL CAPITAL CORP X
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 (UNAUDITED)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount
Balance – January 1, 2025	—	$—	10,350,000	$1,036	$23,964	$(51,910)	$(26,910)
Net loss	—	—	—	—	—	(18,200)	(18,200)

Balance – March 31, 2025	—	—	10,350,000	1,036	23,964	(70,110)	(45,110)
Accretion for Class A Ordinary Shares to redemption amount	—	—	—	—	(6,821,553)	(2,105,952)	(8,927,505)
Sale of 300,000 Private Placement Units	300,000	30	—	—	2,999,970	—	3,000,000
Fair Value of Public Warrants at issuance	—	—	—	—	3,177,450	—	3,177,450
Allocated value of transaction costs to Class A Ordinary Shares	—	—	—	—	(47,303)	—	(47,303)
Fair value of Founder Share transfer or contributed	—	—	—	—	667,472	—	667,472
Net income	—	—	—	—	—	1,973,286	1,973,286

Balance – June 30, 2025	300,000	30	10,350,000	1,036	—	(202,776)	(201,710)
Accretion for Class A Ordinary Shares to redemption amount	—	—	—	—	—	(4,393,948)	(4,393,948)
Net loss	—	—	—	—	—	(33,384,811)	(33,384,811)

Balance – September 30, 2025	300,000	$30	10,350,000	$1,036	$—	$(37,981,535)	$(37,980,469)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2024 AND
FOR THE PERIOD FROM JANUARY 4, 2024 (INCEPTION) THROUGH SEPTEMBER 30, 2024
(UNAUDITED)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount
Balance – January 4, 2024 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B Ordinary Shares to Sponsor(1) (2)	—	—	10,350,000	1,036	23,964	—	25,000
Net loss	—	—	—	—	—	(44,611)	(44,611)

Balance – March 31, 2024	—	—	10,350,000	1,036	23,964	(44,611)	(19,611)
Net loss	—	—	—	—	—	(7,230)	(7,230)

Balance – June 30, 2024	—	—	10,350,000	1,036	23,964	(51,841)	(26,841)
Net loss	—	—	—	—	—	(69)	(69)

Balance – September 30, 2024	—	$—	10,350,000	$1,036	$23,964	$(51,910)	$(26,910)

(1)
Includes an aggregate of up to 1,350,000 Class B Ordinary Shares, $0.0001 par value subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (Note 5). On May 15, 2025, the Company consummated its Initial Public Offering and sold 41.4 million Public Units, which includes the full exercise of the underwriters’ over-allotment option, hence the 1,350,000 Class B Ordinary Shares are no longer subject to forfeiture.

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
the
Sponsor holding an aggregate of 10,350,000 Founder Shares. All share and per-share
data have been retrospectively presented.

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CHURCHILL CAPITAL CORP X
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 AND FOR THE PERIOD FROM
JANUARY 4, 2024 (INCEPTION) THROUGH SEPTEMBER 30, 2024
(UNAUDITED)

	For the Nine Months Ended September 30, 2025	For the Period from January 4, 2024 (inception) through September 30, 2024
Cash Flows from Operating Activities:
Net loss	$(31,429,725)	$(51,910)
Adjustments to reconcile net loss to net cash used in operating activities:
Payment of formation costs through issuance of Class B Ordinary Shares	—	4,827
Payment of operating costs through IPO Promissory Note	36,839	33,620
Subscription agreement expense	6,044,986	—
Change of fair value of subscription agreement liability	30,499,229	—
Income earned on cash and marketable securities held in Trust	(6,552,466)	—
Changes in operating assets and liabilities:
Prepaid expenses	3,295	—
Prepaid insurance	(508,929)	—
Accrued expenses	67,450	13,463

Net cash used in operating activities	(1,839,321)	—

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(414,000,000)	—
Cash withdrawn from Trust Account for working capital purposes	1,000,000	—

Net cash used in investing activities	(413,000,000)	—

Cash Flows from Financing Activities:
Proceeds from sale of Public Units	414,000,000	—
Proceeds from sale of Private Placement Units	3,000,000	—
Repayment of IPO Promissory Note—related party	(420,673)	—
Payment of offering costs	(604,444)	—

Net cash provided by financing activities	415,974,883	—

Net Change in Cash	1,135,562	—
Cash – Beginning of year	—	—

Cash – End of period	$1,135,562	$—

Supplemental disclosure of cash flow information:
Offering costs included in accrued offering costs	$85,000	$14,455

Deferred offering costs paid by Sponsor in exchange for issuance of Class B Ordinary Shares	$—	$20,173

Deferred offering costs paid through IPO Promissory Note – related party	$123,987	$118,625

Prepaid services contributed by Sponsor through IPO Promissory Note—related party	$75,000	$—

Deferred underwriting fee payable	$3,000,000	$—

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CHURCHILL CAPITAL CORP X
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
(Unaudited)
Note 1—Description of Organization and Business Operations
Organization and General
Churchill Capital Corp X (the “Company”) was incorporated as a Cayman Islands exempted company on January 4, 2024. The Company was incorporated for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses that the Company, as of its incorporation, had not yet identified (the “Business Combination”). The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, or the “Securities Act”, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”).
The Company has two direct wholly owned subsidiaries, AH Merger Sub I, Inc. (“Merger Sub I”), a Delaware corporation and AH Merger Sub II, LLC, a Delaware limited liability company (“Merger Sub II”, and collectively with “Merger Sub I”, the “Merger Subs”). The Merger Subs were formed on September 2, 2025 for the sole purposes of effecting the ColdQuanta, Inc. Business Combination (as defined below) (see Note 6).
As of September 30, 2025, the Company had not yet commenced operations. All activity for the period from January 4, 2024 (inception) through September 30, 2025 related to the Company’s formation, Initial Public Offering and activities in connection with entering into the Merger Agreement (as defined below) (see Note 6). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.
Sponsor and Initial Public Offering
The Company’s sponsor is Churchill Sponsor X LLC (the “Sponsor”), of which M. Klein Associates, Inc. is the managing member, and is an affiliate of M. Klein and Company, LLC.
The Registration Statement on Form
S-1
(File Nos.
333-286799
and
333-287245)
for the Initial Public Offering was declared effective on May 13, 2025 (the “IPO Registration Statement”). On May 15, 2025, the Company consummated the Initial Public Offering of 41,400,000 units (the “Public Units”) at $10.00 per Public Unit, which included the full exercise of the underwriters’ Over-Allotment Option (as defined in Note 3) of 5,400,000 Public Units (the “Option Units”), generating gross proceeds of $414,000,000,as discussed in Note 3. Each Public Unit consists of one Class A ordinary share, par value $0.0001 per share (the “Class A Ordinary Shares” and with respect to the Class A Ordinary Shares included in the Public Units, the “Public Shares”) and one-fourth
of one warrant (the “Public Warrant”). Each whole Public Warrant entitles the holder thereof to purchase one Class A Ordinary Share at a price of $11.50 per share.
Simultaneously, with the closing of the Initial Public Offering, the Company consummated the sale of the private placement (“Private Placement”) of 300,000 of private placement units (the “Private Placement Units” and together with the Public Units, the “Units”), to (i) the Sponsor at a price of $10.00 per Private Placement Unit, or $3,000,000, as discussed in Note 4. Each Private Placement Unit consists of one Class A Ordinary Share (the “Private Placement Shares”) and
one-fourth
of one warrant, exercisable at $11.50 in exchange for one Class A Ordinary Share (the “Private Placement Warrants,” and together with the Public Warrants, the “Warrants”). Separately, an affiliate of BTIG, LLC (“BTIG”), the representative of the underwriters for the Initial Public Offering, invested $500,000 in, and was admitted as a member of, the Sponsor in connection with the closing of the Initial Public Offering in exchange for interests in the Sponsor corresponding to 50,000 Private Placement Units and 200,000
Founder Shares (see Note 5).
Transaction costs amounted to $4,638,840, consisting of $3,000,000 of Deferred Discount (as defined in Note 6), and $1,638,840 of other offering costs.
The Trust Account
Upon the closing of the Initial Public Offering on May 15, 2025, an aggregate amount of $414,000,000 ($10.00 per unit) from the net proceeds of the Initial Public Offering, and a portion of the proceeds of the sale of the Private Placement, is held in a trust account (the “Trust Account”) with Continental Stock Transfer & Trust Company (“Continental”) and were invested only in U.S. government treasury bills with a maturity of one hundred eighty-five (185) days or less or in money market funds that meet certain conditions under Rule
2a-7
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

CHURCHILL CAPITAL CORP X
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
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
The Company, after signing a definitive agreement for an initial Business Combination, will either (i) seek shareholder approval of the initial Business Combination at a meeting called for such purpose in connection with which shareholders may seek to redeem their shares, regardless of whether they vote for or against the initial Business Combination, for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account (net of amounts withdrawn to fund the working capital requirements, subject to an annual limit of $1,000,000
, and to pay taxes (“permitted withdrawals”)), (ii) provide shareholders with the opportunity to sell their Public Shares to the Company by means of a tender offer (and thereby avoid the need for a shareholder vote) for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial Business Combination, including interest less permitted withdrawals. The decision as to whether the Company will seek shareholder approval of the initial Business Combination or will allow shareholders to sell their Public Shares in a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require the Company to seek shareholder approval, unless a vote is required by law or under Nasdaq rules.
Pursuant to the Company’s Amended and Restated Memorandum and Articles of Association, if the Company is unable to complete the initial Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter subject to lawfully available funds therefor, redeem the Public Shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned (which interest shall be net of permitted withdrawals and up to $100,000 of interest to pay dissolution expenses and net of taxes payable), divided by the number of then outstanding Public Shares, which redemption will completely extinguish the holders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors (the “Board”), dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. The Sponsor, officers and directors are not entitled to rights to liquidating distributions from the Trust Account with respect to any Founder Shares (as defined below) held by them if the Company fails to complete the initial Business Combination within the Combination Period. However, if the Sponsor and management team acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete the initial Business Combination within the prescribed time period.
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
Merger Agreement
On September 8, 2025, the Company entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) by and among Merger Sub I, Merger Sub II and ColdQuanta, Inc., a Delaware corporation (“ColdQuanta”). Pursuant to the Merger Agreement, and on the terms and subject to the satisfaction or waiver of the conditions set forth therein, the parties thereto intend to effect a business combination transaction by which Merger Sub I will merge with and into ColdQuanta, with ColdQuanta continuing as the surviving corporation and a wholly-owned subsidiary of the Company (“First Merger”), and immediately following the First Merger, the surviving corporation of the First Merger will merge with and into Merger Sub II, with Merger Sub II continuing as the surviving entity (the “Second Merger” and, together with the First Merger, the “Mergers”). The transactions contemplated by the Merger Agreement, including the PIPE Investment, are referred to as the “Transactions.”
In connection with the execution of the Merger Agreement, on September 8, 2025, the Company amended and restated that certain letter agreement, dated May 13, 2025, from the Sponsor and each of the persons undersigned thereto to the Company (the “Amended and Restated Sponsor Agreement”).
The foregoing descriptions of each of the Merger Agreement and the Amended and Restated Sponsor Agreement are qualified in their entirety by reference to each of the Merger Agreement and the Amended and Restated Sponsor Agreement filed as Exhibits 2.1, respectively, to this Report.
Amended and Restated Sponsor Agreement
In connection with the execution of the Merger Agreement, on September 8, 2025, the Company amended and restated that certain letter agreement, dated May 13, 2025, from the Sponsor and each of the persons undersigned thereto (the “Insiders”) to the Company (the “Amended and Restated Sponsor Agreement”), pursuant to which each of the Sponsor and the Insiders agreed, among other things, (i) to vote or consent (or cause to be voted or consented) all of the Sponsor’s or such Insider’s shares (as applicable) of the Company’s capital stock (a) in favor of the adoption and approval of the Merger Agreement and approval of the Business Combination and all other Special Purpose Acquisition Company (“SPAC”) Stockholder Matters (as defined in the Merger Agreement), (b) if applicable, in favor of waiving any and all anti-dilution rights the Sponsor may hold pursuant to the governance documents of the Company, (c) against any action, proposal, transaction or agreement that would reasonably be expected to result in a breach of any representation, warranty, covenant, obligation or agreement of the Company contained in the Merger Agreement, (d) in favor of any proposal to adjourn or postpone the applicable stockholder meeting to a later date if (and only if) (1) there are not sufficient votes to approve and adopt any of the matters described in clause (a) above on the dates on which such meetings are held or proposed to be held or (2) the Minimum Cash Condition (as defined in the Merger Agreement has not been satisfied, and (e) against the following actions or proposals: (1) any Business Combination Proposal (as defined in the Merger Agreement) or any proposal in opposition to approval of the Merger Agreement or in competition with or inconsistent with the Merger Agreement and (2) (A) any change in the dividend policy or present capitalization of SPAC or any amendment of the governance documents of Churchill or the Domesticated SPAC, except (x) as contemplated by clause (a) above or (y) to the extent expressly contemplated by the Merger Agreement, (B) any liquidation, dissolution or other change in Churchill’s corporate structure or business (other than as may be proposed pursuant to an extension proxy), (C) any action, proposal, transaction or agreement that would reasonably be expected to result in a breach in any material respect of any representation, warranty, covenant, obligation or agreement of the Sponsor or any Insider under the Amended and Restated Sponsor Agreement, or (D) any other action or proposal involving Churchill or any of its subsidiaries that is intended, or would reasonably be expected, to prevent, impede, interfere with, delay, postpone or adversely affect the Transactions (excluding, for the avoidance of doubt, any action taken in connection with any valid action taken by Churchill to terminate the Merger Agreement in accordance with the terms thereof), (ii) not to redeem, elect to redeem or tender or submit any Cayman Class B Shares, Cayman Class A Shares or Domesticated SPAC Common Stock owned by it, him or her for redemption in connection with any of the stockholder approvals or proposals described in clause (i) above, or in connection with any vote to amend the governance documents of Churchill or the Domesticated SPAC, and (iii) to vote or consent (or cause to be voted or consented) all of the Sponsor’s or such Insider’s shares (as applicable) of Churchill capital stock in favor of the appointment or election of the individual(s) nominated for election in the Registration Statement in accordance with Section 8.09 of the Merger Agreement to the board of directors of the Domesticated SPAC.
Pursuant to the Amended and Restated Sponsor Agreement, 1,500,000 of Sponsor’s Cayman Class B Share (the “Sponsor Shares”) will unvest as of the Closing and will revest on the date on which (i) the VWAP of the Domesticated SPAC Common Stock equals or exceeds $12.00 per share during any 15 trading days within any 180 consecutive trading day period following the Closing or (ii) Churchill undergoes a change of control and the price per share received by stockholders of Churchill in such change of control transaction equals or exceeds $12.00 per share (or if consideration is not received by stockholders of Churchill, the price per share implied by such transaction is $12.00) (the “Triggering Event”). If the applicable vesting terms as described in the foregoing sentence is not achieved within five years of the Closing, such Sponsor Shares will be forfeited in accordance with the terms of the Amended and Restated Sponsor Agreement. In the event of a change of control of Churchill prior to the fifth anniversary of the Closing, the Sponsor Shares will vest immediately prior to the closing of such change of control if the change of control also constitutes the Triggering Event; otherwise, they will be automatically forfeited immediately prior to the closing for no consideration.
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

CHURCHILL CAPITAL CORP X
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
(Unaudited)

Liquidity and Capital Resources
As of September 30, 2025, the Company had $1,135,562 of cash and a working capital deficit of $35,167,969.
In order to finance working capital deficit or to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes its initial Business Combination, the Company would repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. If the Sponsor makes any Working Capital Loans, up to $1,500,000 of such loans may be convertible into units of the post business combination entity at a price of $10.00 per unit at the option of the lender. The units and their underlying securities would be identical to the Private Placement Units. As of September 30, 2025 and December 31, 2024, the Company had no borrowings under the Working Capital Loans.
Additionally, to fund working capital the Company has permitted withdrawals available up to an annual limit of $1,000,000. These permitted withdrawals are limited to only the interest available that has been earned in excess of the initial deposit at the Initial Public Offering. For the three and nine months ended September 30, 2025, the Company has withdrawn $1,000,000 in interest from the Trust Account for working capital purposes and has no further amounts available for permitted withdrawals until May 15, 2026, which is the
1-year
anniversary of the Initial Public Offering.
In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Codification (“ASC”)
205-40,
“Going Concern,” as of September 30, 2025, the Company has sufficient funds for the working capital needs of the Company until a minimum of one year from the date of issuance of these condensed consolidated financial statements. The Company cannot assure that its plans to consummate an initial Business Combination will be successful.
The Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating its business. However, if the estimate of the costs of negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the initial Business Combination. Moreover, the Company may need to obtain additional financing either to complete their initial Business Combination or because the Company becomes obligated to redeem a significant number of its Public Shares upon completion of the Business Combination, in which case the Company may issue additional securities or incur debt in connection with such initial Business Combination. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.
Note 2—Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to
Form10-Q
and Article 8 of Regulation
S-X
of the Securities and Exchange Commission (the “SEC”). Certain information or footnote disclosures normally included in the accompanying condensed consolidated financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of Management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s prospectus for its IPO Registration Statement as well as the Company’s Current Report on Form
8-K,
as filed with the SEC on May 21, 2025. The interim results for the three and nine months ended September 30, 2025, are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any future periods.
Principles of Consolidation
On September 2, 2025, the Merger Subs were formed.
The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

CHURCHILL CAPITAL CORP X
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
(Unaudited)

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
Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company that is neither an (i) emerging growth company nor (ii) an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $1,135,562 and $0 as of September 30, 2025 and December 31, 2024, respectively. The Company did not have any cash equivalents as of September 30, 2025 or December 31, 2024.
Marketable Securities and Cash Held in Trust Account
The Company classifies its U.S. Treasury and equivalent securities as held-to-maturity
in accordance with ASC Topic 320, “Investments—Debt and Equity Securities,”
held-to-maturity
securities are those securities which the Company has the ability and intent to hold until maturity.
Held-to-maturity
treasury securities are recorded at amortized cost on the accompanying condensed consolidated balance sheets and adjusted for the amortization or accretion of premiums or discounts. On September 30, 2025, $419,571,007 was invested in U.S. Treasury Securities and $46 was held in cash, at an amortized cost of $419,552,420 as reflected on the accompanying condensed consolidated balance sheet (see Note 8). On December 31, 2024, no funds were held in the Trust Account.
To fund working capital the Company has permitted withdrawals available up to an annual limit of $1,000,000. These permitted withdrawals are limited to only the interest available that has been earned in excess of the initial deposit at the Initial Public Offering. For the three and nine months ended September 30, 2025, the Company has withdrawn $1,000,000 in interest from the Trust Account for working capital purposes and has no further amounts available for permitted withdrawals until May 15, 2026, which is the
1-year
anniversary of the Initial Public Offering.
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
Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the Financial Accounting Standards Board (“FASB”) ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the condensed consolidated balance sheets, primarily due to their short-term nature.
Derivative Financial Instruments
The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC 815. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the issuance date and is then re-valued
at each reporting date, with changes in the fair value reported in the unaudited condensed consolidated statements of operations. Derivative liabilities are classified in the condensed consolidated balance sheets as current or non-current
based on whether
net-cash
settlement or conversion of the instrument could be required within 12 months of the balance sheet date.
The subscription agreement liability meets the criteria for derivative liability classification. As such, the subscription agreement liability is recorded at its initial fair value on the date of issuance, and each unaudited condensed consolidated balance sheet date thereafter. Changes in the estimated fair value of the derivative liability is recognized as a non-cash
gain or loss on the condensed consolidated statements of operations. The fair value of the subscription agreement liability is discussed in Note 8.
Use of Estimates
The preparation of the accompanying unaudited condensed consolidated financial statements in conformity with GAAP requires the Company’s Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the accompanying unaudited condensed consolidated financial statements and the reported amounts of expenses during the reporting period.
Making estimates requires Management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed consolidated financial statements, which Management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

CHURCHILL CAPITAL CORP X
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
(Unaudited)

Offering Costs Associated with the Initial Public Offering
The Company complies with the requirements of the ASC Topic
340-10-S99
and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” Deferred offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. FASB ASC Topic
470-20,
“Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applied this guidance to allocate Initial Public Offering proceeds from the Public Units between the Public Shares and Public Warrants, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the Public Warrants and then to the Public Ordinary Shares. Offering costs allocated to the Public Shares were charged to temporary equity, offering costs allocated to the Public Warrants and Private Placement Warrants were charged to shareholders’ deficit. After Management’s evaluation, the Public Warrants included in the Public Units were accounted for under equity treatment.
Income Taxes
The Company accounts for income taxes under ASC Topic 740, “Income Taxes” (“ASC 740”), which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statements and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s Management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2025 and December 31, 2024, there were no
unrecognized tax benefits and
no
amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.
Class A Shares Subject to Possible Redemption
The Public Shares contain a redemption feature that allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Public Shares if the Company does not complete the initial Business Combination within the completion window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial
Business Combination activity, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC Topic
480-10-S99,
“Distinguishing Liabilities from Equity,” the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in
capital (to the extent available) and accumulated deficit. Accordingly, as of September 30, 2025, Class A Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed consolidated balance sheet.
As of September 30, 2025, the Class A Ordinary Shares subject to possible redemption reflected in the condensed consolidated balance sheet are reconciled in the following table:

Gross proceeds	$414,000,000
Less:
Proceeds allocated to Public Warrants	(3,177,450)
Class A Ordinary Shares issuance cost	(4,591,537)
Plus:
Accretion of carrying value to redemption value	8,927,505

Class A Ordinary Shares subject to possible redemption, June 30, 2025	415,158,518
Plus:
Accretion of carrying value to redemption value	4,393,948

Class A Ordinary Shares subject to possible redemption, September 30, 2025	$419,552,466

CHURCHILL CAPITAL CORP X
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
(Unaudited)

Warrant Instruments
The Company accounts for the Public and Private Placement Warrants issued in connection with the Initial Public Offering and the Private Placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, the Company evaluated and classified the warrant instruments under equity treatment at their assigned value.
Net Loss per Ordinary Share
The Company complies with accounting and disclosure requirements of ASC 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A Ordinary Shares and Class B Ordinary Shares. Income and losses are shared pro rata between the two classes of shares. Net loss per ordinary share is calculated by dividing the net loss by the weighted average number of Ordinary Shares outstanding for the respective period. Diluted net loss per share attributable to holders of the Company’s Ordinary Shares (the “Ordinary Shareholders”) adjusts the basic net loss per share attributable to Ordinary Shareholders and the weighted-average Ordinary Shares outstanding for the potentially dilutive impact of outstanding Warrants. However, because the Warrants are anti-dilutive, the Warrants are not included in loss per Ordinary Share for the periods presented.
With respect to the accretion of Class A Ordinary Shares subject to possible redemption and consistent with ASC Topic
480-10-S99-3A,
the Company treated accretion in the same manner as a dividend paid to the shareholders in the calculation of the net loss per Ordinary Share.
The following table reflects the calculation of basic and diluted net loss per Ordinary Share:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,		For the Period from January 4, 2024 (inception) through September 30,
	2025		2024		2025		2024
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net loss per share:
Numerator:
Net loss	$(26,746,333)	$(6,638,478)	$—	$(69)	$(21,560,097)	$(9,869,628)	$—	$(51,910)
Denominator:
Basic weighted average shares outstanding	41,700,000	10,350,000	—	9,000,000	21,156,618	9,684,926	—	9,000,000

Basic and diluted net loss per share	$(0.64)	$(0.64)	$—	$(0.00)	$(1.02)	$(1.02)	$—	$(0.01)

Recent Accounting Standards
In November 2024, FASB issued Accounting Standards Update (“ASU”) 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic
220-40):
Disaggregation of Income Statement Expenses” (“ASU
2024-03”).
Under ASU
2024-03,
a public entity would be required to disclose information about purchases of inventory, employee compensation, depreciation, intangible asset amortization, and depletion for each income statement line item that contains those expenses. ASU
2024-03
is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. ASU
2024-03
allows for early adoption and requires either prospective adoption to financial statements issued for reporting periods after the effective date of ASU
2024-03
or retrospectively to any or all prior periods presented in the financial statements. The Company’s Management does not believe the adoption of ASU
2024-03
will have a material impact on its unaudited condensed consolidated financial statements and disclosures.
Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited condensed consolidated financial statements.

CHURCHILL CAPITAL CORP X
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
(Unaudited)

Note 3—Initial Public Offering
Pursuant to the Initial Public Offering on May 15, 2025, the Company sold 41,400,000 Public Units at a price of $10.00 per unit for a total of $414,000,000, which includes the full exercise of the underwriters’ Over-Allotment Option in the amount of 5,400,000 units (the “Over-Allotment Option”). Each Unit consists of one Public Share and one-fourth
of one warrant. Each Public Warrant entitles the holder to purchase one Class A Ordinary Share at a price of $11.50 per share, subject to adjustments (see Note 7).
Note 4—Private Placement
Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 300,000 Private Placement Units at a price of $10.00 per Private Placement Unit in a Private Placement for an aggregate purchase price of $3,000,000. Condor Investments V, an affiliate of the representative of the underwriters of the Initial Public Offering invested $500,000 in, and was admitted as a member of, the Sponsor in connection with the closing of the Initial Public Offering in exchange for interests in the Sponsor corresponding to 50,000 Private Placement Units and 200,000 Founder Shares (see Note 5). Each Private Placement Unit consists of one Private Placement Share and Private Placement Warrant. Each Private Placement Warrant will become exercisable 30 days after the completion of the initial Business Combination and will not expire except upon liquidation; provided, however, that for so long as they are held by BTIG or its affiliates or associated persons, the Private Placement Warrants will not be exercisable more than five years from the commencement of sales in the Initial Public Offering in accordance with Financial Industry Regulatory Authority (“FINRA”) rules. If the initial Business Combination is not completed within the Combination Period, the proceeds from the sale of the Private Placement Units held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law).
Note 5—Related Party Transactions
Founder Shares
On February 15, 2024, the Company issued an aggregate of 7,187,500 Founder Shares, in exchange for a $25,000 payment (approximately $0.003 per share) from the Sponsor to cover certain expenses on behalf of the Company. In April 2025, the Company, through a share capitalization, issued the Sponsor an additional 1,437,500 Founder Shares. In May 2025, the Company, through a share capitalization, issued the Sponsor an additional 1,725,000 Founder Shares, for which the Sponsor now holds 10,350,000 Founder Shares in the aggregate. All share and per share data has been retrospectively presented. As used herein, unless the context otherwise requires, “Founder Shares” shall be deemed to include the Public Shares issuable upon conversion thereof. The Founder Shares are identical to the Public Shares except that the Founder Shares automatically convert into Public Shares at the time of the initial Business Combination (with such conversion taking place immediately prior to, simultaneously with, or immediately following the time of the initial Business Combination, as may be determined by the directors of the Company) or earlier at the option of the holder and are subject to certain transfer restrictions, as described in more detail below. The Sponsor agreed to forfeit up to an aggregate of 1,350,000 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriters so that the Founder Shares will represent 20%
of the Company’s issued and outstanding shares after the Initial Public Offering. As a result of the full exercise of the over-allotment option by the underwriters, the
1,350,000
Founder Shares are no longer subject to forfeiture.
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

CHURCHILL CAPITAL CORP X
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
(Unaudited)

Administrative Support Agreement
Commencing on the date the securities of the Company are first listed, May 14, 2025, the Company agreed to reimburse the managing member of the Sponsor in an amount equal to $30,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three and nine months ended September 30, 2025, the Company incurred and paid $90,000 and $135,000 of fees for these services, respectively. For the three months ended September 30, 2024 and for the period from January 4, 2024 (inception) through September 30, 2024, the Company did not incur any fees for these services.
Director Agreements
On August 1, 2025, the Company entered into the Director Agreements with each of the three independent directors of the Company, pursuant to which, in connection with each director’s continuing service as a director of the Company, the Company agreed to pay each director a cash compensation of $75,000 per annum, beginning on the later of the date of appointment of each director and August 1, 2025. For the three and nine months ended September 30, 2025, the Company incurred $37,500 and $37,500 in fees related to the Director Agreement, respectively, and $
37,500
is included in accrued expenses within the condensed consolidated balance sheets. For the three months ended September 30, 2024 and for the period from January 4, 2024 (inception) through September 30, 2024, the Company did not incur any fees for these services.
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
As of September 30, 2025 and December 31, 2024, there were amounts of $
0
and $
184,847
, respectively, outstanding under the IPO Promissory Note. The Company repaid the borrowings in full at the closing of the Initial Public Offering. Borrowings under the IPO Promissory Note are no
longer available.
Working Capital Loans
In addition, in order to finance transaction costs in connection with its initial Business Combination, the Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, enter into Working Capital Loans with the Company. If the Company completes its initial Business Combination, the Company would repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. If the Sponsor makes any Working Capital Loans, up to $1,500,000 of such loans may be convertible into units of the post business combination entity at a price of $10.00 per unit at the option of the lender. Such units and their underlying securities would be identical to the Private Placement Units. As of September 30, 2025 and December 31, 2024, the Company had no borrowings under the Working Capital Loans.
Note 6—Commitments and Contingencies
Underwriting Agreement
The underwriters are entitled to a deferred fee of up to $3,000,000 in the aggregate, payable only upon the Company’s completion of its initial Business Combination (the “Deferred Discount”). The Deferred Discount will become payable to the underwriters from the amounts held in the Trust Account solely in the event the Company completes its initial Business Combination. The amount payable to the underwriters for deferred underwriting discounts and commissions will be reduced from $3,000,000 to $1,500,000 in the event the amount held in the Trust Account following a successful consummation of the initial Business Combination is less than $100,000,000, after taking into account redemptions in connection with the vote on the initial Business Combination.
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

CHURCHILL CAPITAL CORP X
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
(Unaudited)

The BTIG Founder Shares and the interests in the Sponsor corresponding to 50,000 Private Placement Units and 200,000
Founder Shares allocated to Condor Investments V, an affiliate of BTIG, have been deemed compensation by FINRA and are subject to lock-up
restrictions, as required by FINRA Rule 5110(e)(1), and may not be sold during the Initial Public Offering or sold, transferred, assigned, pledged, or hypothecated, or be the subject of any hedging, short sale, derivative, put, or call transaction that would result in the effective economic disposition of such securities by any person for a period of 180 days immediately following the date of the Initial Public Offering, except as provided in FINRA Rule 5110(e)(2). As required by FINRA Rule 5110(g)(8), BTIG and Condor Investments V may not exercise their demand and piggyback registration rights after five and seven years, respectively, after the effective date of the Initial Public Offering and may not exercise their demand rights on more than one occasion. Further, for so long as they are held by BTIG or its affiliates or associated persons, the Private Placement Warrants will not be exercisable more than five years from the commencement of sales in the Initial Public Offering in accordance with FINRA Rule 5110(g)(8).
Merger Agreement
On September 8, 2025, the Company entered into the Merger Agreement by and among Merger Sub I, Merger Sub II and ColdQuanta. Pursuant to the Merger Agreement, and on the terms and subject to the satisfaction or waiver of the conditions set forth therein, the parties thereto intend to effect the First Merger and immediately following the First Merger, Second Merger.
Subscription Agreement Liability
In connection with the execution of the Merger Agreement, on September 8, 2025, the Company entered into certain common stock subscription agreements (the “Subscription Agreements”) with certain investment funds (the “PIPE Investors”) pursuant to which, the Company has agreed to issue and sell to the PIPE Investors $126,547,600 of Domesticated SPAC Common Stock (as defined in the Merger Agreement), par value $0.0001 (the “PIPE Shares”) in reliance on an exemption from registration under Section 4(a)(2) under the Securities Act at a purchase price of $10.00 per share (the “PIPE Investment”). The closing of the PIPE Investment is conditioned on all conditions set forth in the Merger Agreement having been satisfied or waived and other customary closing conditions, and the Transactions will be consummated immediately following the closing of the PIPE Investment. The Subscription Agreements will terminate upon the earlier to occur of (i) the termination of the Merger Agreement, (ii) the mutual written agreement of the parties thereto and (iii) March 21, 2026. The Subscription Agreements provide for, under certain circumstances, customary indemnities between the Company and the PIPE Investors. As of September 30, 2025, the Company recorded a liability in connection with the Subscription Agreements of $36,544,215 on the accompanying condensed consolidated balance sheet and an expense of $
36,544,215
within the accompanying condensed consolidated statements of operations.
PIPE Engagement Letters
On September 1, 2025, the Company engaged Citigroup Global Markets Inc. (“Citi”) as a placement agent for a proposed PIPE offering of equity or equity-linked securities for ColdQuanta (the “Citi PIPE Engagement Letter”). The placement fee payable to Citi is set at 4.0% of the gross proceeds of securities sold in any placement, up to a maximum of $100 million.
On September 7, 2025, J.P. Morgan Securities LLC (“J.P. Morgan”) entered into an agreement with the Company to serve as a
Co-Placement
Agent in connection with the PIPE offering (the “J.P. Morgan PIPE Engagement Letter” and together with the Citi PIPE Engagement Letter, the “PIPE Engagement Letters”). J.P. Morgan and Citi shall be referred to as the agents (the “agents”). As of September 30, 2025, there are not fees that have been incurred in connection with the PIPE Engagement Letters.
Capital Markets Advisory Agreement
On September 3, 2025, the Company entered into an agreement with Citi to serve as capital markets advisor to the Company (the “Capital Markets Advisory Agreement”). The Company will pay Citi a cash fee of $7,000,000 promptly upon consummation of the Transactions. Citi will also be eligible to receive an incentive fee of up to $3,000,000, payable solely at the discretion of the Company and ColdQuanta. As of September 30, 2025, there are no fees that have been incurred in connection with the Capital Markets Advisory Agreement.
Advisory Agreement
In connection with the execution of the Merger Agreement, the Company and The Klein Group, LLC (the “Advisor”), an affiliate M. Klein & Company, entered into the advisory agreement (the “Advisory Agreement”). Pursuant to the terms thereof, effective as of the closing of the Transactions, the Advisor will provide financial advisory, strategy consulting, business development and investor relations to the Company. Pursuant to the terms of the Advisory Agreement, the Advisor is entitled to a fee of $
250,000
per quarter, in addition to other potential fees depending on the outcomes of certain transactions. The Advisory Agreement will be for a term of two years, provided, however, it may be extended for an additional one year term upon mutual agreement of the Company and the Advisor.
Note 7—Shareholders’ Deficit
Preference Shares
The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Board. As of September 30, 2025 and December 31, 2024, there were no preference shares issued or outstanding.
Class A Ordinary Shares
The authorized Ordinary Shares of the Company includes up to 500,000,000 Class A Ordinary Shares with a par value of $0.0001 per share and 50,000,000 Class B Ordinary Shares with a par value of $0.0001 per share. If the Company enters into an initial Business Combination, it may (depending on the terms of such an initial Business Combination) be required to increase the number of Class A Ordinary Shares which the Company is authorized to issue at the same time as the Company’s shareholder votes on the initial Business Combination to the extent the Company seeks shareholder approval in connection with the initial Business Combination. Holders of the Company’s ordinary shares are entitled to one vote for each Ordinary Share (except as otherwise expressed in the Company’s Amended and Restated Memorandum and Articles of Association). As of September 30, 2025, there are 300,000 Class A Ordinary Shares issued or outstanding, excluding 41,400,000 shares subject to possible redemption. As of December 31, 2024, there are no Class A Ordinary Shares issued or outstanding.
Class B Ordinary Shares
The Company is also authorized to issue a total of 50,000,000 Class B Ordinary Shares with a par value of $0.0001 per share. On May 15, 2025, as a result of the underwriters’ election to fully exercise their Over-Allotment Option, an aggregate of 1,350,000 Founder Shares are no longer subject to forfeiture. As of September 30, 2025 and December 31, 2024, there were 10,350,000 Class B Founder Shares issued and outstanding.
Warrants
As of September 30, 2025, there were 10,350,000 Public Warrants and 75,000 Private Placement Warrants outstanding. As of December 31, 2024, there were no Public Warrants or Private Placement Warrants outstanding. Each whole Warrant entitles the holder thereof to purchase one whole Class A Ordinary Share at a price of $11.50 per share, subject to adjustment as described therein, at any time commencing 30 days after the completion of the initial Business Combination, provided that the Company has an effective registration statement under the Securities Act covering the Class A Ordinary Shares issuable upon exercise of the Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Warrants on a “cashless basis” under the circumstances specified in either the (i) public warrant agreement, dated as of May 13, 2025, between the Company and Continental (the “Public Warrant Agreement”) or the (ii) private placement warrant agreement, dated as of May 13, 2025, between the Company and Continental (the “Private Placement Warrant Agreement,” and together with the Public Warrant Agreement, the “Warrant Agreements”) and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder. Pursuant to the Warrant Agreements, a Warrant holder may exercise its Warrants only for a whole number of Class A Ordinary Shares. This means that only a whole Warrant may be exercised at any given time by a Warrant holder. No fractional Public Warrants will be issued upon separation of the Public Units and only whole Public Warrants will trade. The Warrants will expire five years after the completion of the initial Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.
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

CHURCHILL CAPITAL CORP X
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
(Unaudited)

Redemption of Public Warrants for cash when the price per Class A Ordinary Shares equals or exceeds $18.00. Beginning 30 days after completion of the initial Business Combination, the Company may redeem the outstanding Public Warrants for cash:

•	In whole and not in part;

•	At a price of $0.01 per Public Warrant;

•	Upon not less than 30 days’ prior written notice of redemption (the “30-day redemption period”); and

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
Note 8—Fair Value Measurements
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
Level 3: Unobservable inputs based on assessment of the assumptions that market participants would use in pricing the asset or liability.
As of September 30, 2025, assets held in the Trust Account were comprised of $46 in cash and $419,571,007 invested in U.S. Treasury Bills.
The following table presents information about the Company’s assets that are measured at amortized cost on a recurring basis at September 30, 2025:

	Held to Maturity	Amortized Cost	Unrealized Gain	Fair Value
September 30, 2025
U.S. Treasury Securities (Mature on 11/13/25 and 12/4/25)		$419,552,420	$18,587	$419,571,007
The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at September 30, 2025:

	Level	Fair Value
September 30, 2025
Subscription agreement liability	3	$36,544,215
The subscription agreement liability was accounted for as a liability in accordance with ASC
815-40
and is presented within current liabilities on the unaudited condensed consolidated balance sheet as of September 30, 2025. The subscription agreement liability is measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of subscription agreement liability in the unaudited condensed consolidated statements of operations.
The subscription agreement liability was valued using a Probability Weighted Expected Return Method (“PWERM”) with an underlying Put Option Pricing Model using a Black Scholes Model (“BSM”) which is considered to be a Level 3 fair value measurement.
The key inputs into the PWERM model for the subscription agreement liability were as follows:

	September 8, 2025	September 30, 2025
Market price of Public Shares	$10.20	$12.86
Term (years)	0.53	0.47
Risk-free rate	3.83%	3.85%
Volatility	8.71%	10.06%
Likelihood of completing a business combination	95%	95%

Subscription Agreement Liability
Fair value as of September 8, 2025	$6,044,986
Change in valuation inputs or other assumptions	30,499,229

Fair value as of September 30, 2025	$36,544,215

Public Warrants
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

CHURCHILL CAPITAL CORP X
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
(Unaudited)

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
The CODMs assess performance for the single segment and determine how to allocate resources based on net income or loss that also is reported on the condensed consolidated statements of operations as net income or loss. The measure of segment assets is reported on the condensed consolidated balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation the CODMs review several key metrics, which include the following:

	September 30, 2025	December 31, 2024
Cash and marketable securities held in Trust Account	$419,552,466	$—
Cash	$1,135,562	$—

	For the Three Months Ended September 30, 2025	For the Three Months Ended September 30, 2024	For the Nine Months Ended September 30, 2025	For the Period from January 4, 2024 (inception) through September 30, 2024
General and administrative costs	$1,234,544	$69	$1,437,976	$51,910

Income earned on cash and marketable securities held in Trust Account	$4,393,948	$—	$6,552,466	$—

The key measures of segment profit or loss reviewed by the CODMs are general and administrative costs. General and administrative costs are reviewed and monitored by the CODMs to manage and forecast cash to ensure enough capital is available to complete a Business Combination within the Combination Period. The CODMs also review general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget.
Note 10—Subsequent Events
The Company evaluated subsequent events and transactions that occurred after the condensed consolidated balance sheet date up to the date that the unaudited condensed consolidated financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this Quarterly Report on Form 10-Q (this “Report”) to “we,” “us” or the “Company” refer to Churchill Capital Corp X. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Churchill Sponsor X LLC, an affiliate of M. Klein and Company, LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto contained elsewhere in this Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Report including, without limitation, statements under this Item regarding our financial position, Business Combination and financing thereof, and related matters and the plans and objectives of Management for future operations, are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. When used in this Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our Management, identify forward-looking statements. We have based these forward-looking statements on our Management’s current expectations and projections about future events, as well as assumptions made by, and information currently available to, our Management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in this Report under Item 1. “Financial Statements”.

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

Our IPO Registration Statement became effective on May 13, 2025. On May 15, 2025, we consummated our Initial Public Offering of 41,400,000 Public Units, including 5,400,000 Public Units issued pursuant to the full exercise of the Over-Allotment Option. Each Public Unit consists of one Public Share and one-quarter of one Public Warrant. The Public Units were sold at a price of $10.00 per Public Unit, generating gross proceeds to us of $414,000,000.

Simultaneously with the closing of the Initial Public Offering and pursuant to the private placement units purchase agreement, dated May 13, 2025, by and between the Company and the Sponsor (the “Private Placement Units Purchase Agreement”), we completed the sale of 300,000 Private Placement Units to the Sponsor in the Private Placement at a purchase price of $10.00 per Private Placement Unit, generating gross proceeds to us of $3,000,000. The Private Placement Units (and underlying securities) are identical to the Public Units, except as otherwise disclosed in the IPO Registration Statement.

Following the closing of the Initial Public Offering and Private Placement, an aggregate amount of $414,000,000 from the net proceeds of the Initial Public Offering and the Private Placement was initially placed in the Trust Account located in the United States with Continental acting as trustee. The Trust Account may be invested only (i) in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act with a maturity of 185 days or less, (ii) any open-ended investment company that holds itself out as a money market fund selected by us meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, or (iii) as cash or cash items (including in demand deposit accounts) at a bank as determined by us, until the earlier of: (x) the completion of the Business Combination and (y) the distribution of the Trust Account, as described below.

We have until May 15, 2027 (24 months from the closing of the Initial Public Offering) (or until August 15, 2027 if we have executed a letter of intent, agreement in principle or definitive agreement for an initial Business Combination by May 15, 2027), or until such earlier liquidation date as our Board may approve or such later date as our shareholders may approve pursuant to the Amended and Restated Memorandum and Articles of Association, to consummate the Business Combination. If we are unable to complete the Business Combination by the end of the Combination Period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay taxes, if any, divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our Board, dissolve and liquidate, subject, in each case, to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

ColdQuanta Business Combination

On September 8, 2025, the Company entered into the Merger Agreement by and among Merger Sub I, Merger Sub II and ColdQuanta. Pursuant to the Merger Agreement, and on the terms and subject to the satisfaction or waiver of the conditions set forth therein, the parties thereto intend to effect the First Merger, and immediately following the First Merger, Second Merger.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since January 4, 2024 (inception) through September 30, 2025, have been (i) organizational activities, those necessary and (ii) activities relating to the Initial Public Offering, described above, and (iii) identifying and evaluating prospective acquisition candidates and activities in connection with the initial Business Combination. We will not generate any operating revenues until after the completion of our initial Business Combination. We have generated non-operating income in the form of interest income on investments held in the Trust Account after the Initial Public Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance, among other things), as well as for due diligence expenses.

For the three months ended September 30, 2025, we had a net loss of $33,384,811, which consists of change in fair value of subscription agreement liability of $30,499,229 and general and administrative costs of $1,234,544 which includes subscription agreement expense of $6,044,986, partially offset by income earned on marketable securities held in the Trust Account of $4,393,948.

For the nine months ended September 30, 2025, we had a net loss of $31,429,725, which consists of change in fair value of subscription agreement liability of $30,499,229 and general and administrative costs of $1,437,976 which includes subscription agreement expense of $6,044,986, partially offset by income earned on marketable securities held in the Trust Account of $6,552,466.

For the three months ended September 30, 2024, we had a net loss of $69, which consisted of general and administrative costs.

For the period from January 4, 2024 (inception) through September 30, 2024, we had a net loss $51,910, which consisted of general and administrative costs.

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

For the nine months ended September 30, 2025, cash used in operating activities was $1,839,321. Net loss of $31,429,725 was affected by change in fair value of subscription agreement liability of $30,499,229, subscription agreement expense of $6,044,986, income earned on marketable securities held in the Trust Account of $6,552,466 and payment of operation costs through the IPO Promissory Note of $36,839. Changes in operating assets and liabilities used $438,184 of cash for operating activities.

For the period from January 4, 2024 (inception) through September 30, 2024, cash used in operating activities was $0. Net loss of $51,910 was affected by payment of formation costs through issuance of Class B Ordinary Shares of $4,827 and payment of operation costs through the IPO Promissory Note of $33,620. Changes in operating assets and liabilities provided $13,463 of cash for operating activities.

As of September 30, 2025, we had marketable securities held in the Trust Account of $419,552,466 consisting of U.S. government treasury obligations with maturity of 185 days or less or interests in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less permitted withdrawals), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2025, we had cash of $1,135,562. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of our officers and directors or their affiliates may, but are not obligated to, loan us Working Capital Loans as may be required. If we complete a Business Combination, we would repay such Working Capital Loans. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. If the Sponsor makes any Working Capital Loans, up to $1,500,000 of such loans may be convertible into units of the post business combination entity at a price of $10.00 per unit at the option of the lender. Such units and their underlying securities would be identical to the Private Placement Units. As of September 30, 2025 and December 31, 2024, the Company had no borrowings under any Working Capital Loans.

Additionally, to fund working capital the Company has permitted withdrawals available up to an annual limit of $1,000,000. These permitted withdrawals are limited to only the interest available that has been earned in excess of the initial deposit at the Initial Public Offering. For the three and nine months ended September 30, 2025, the Company has withdrawn $1,000,000 in interest from the Trust Account for working capital purposes and has no further amounts available for permitted withdrawals until May 15, 2026, which is the 1-year anniversary of the Initial Public Offering.

In connection with the Company’s assessment of going concern considerations in accordance with ASU 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” as of September 30, 2025, the Company has sufficient funds for the working capital needs of the Company until a minimum of one year from the date of issuance of these financial statements. The Company cannot assure that its plans to consummate an initial Business Combination will be successful.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

On August 1, 2025, the Company entered into a director agreement (each, a “Director Agreement”) with each of the three independent directors of the Company, pursuant to which, in connection with each director’s continuing service as a director of the Company, the Company agreed to pay each director a cash compensation of $75,000 per annum, beginning on the later of the date of appointment of each director and August 1, 2025. For the three and nine months ended September 30, 2025, the Company incurred $37,500 and $37,500 in fees related to the Director Agreement, and $37,500 is included in accrued expenses within the condensed consolidated balance sheets. For the three months ended September 30, 2024 and for the period from January 4, 2024 (inception) through September 30, 2024, the Company did not incur any fees for these services.

The underwriters are entitled to a Deferred Discount of up to $3,000,000 in the aggregate, payable only upon the Company’s completion of its initial Business Combination.

On September 1, 2025, the Company Citi. as a placement agent for a proposed PIPE offering of equity or equity-linked securities for ColdQuanta. The placement fee payable to Citi is set at 4.0% of the gross proceeds of securities sold in any placement, up to a maximum of $100 million.

On September 7, 2025, J.P. Morgan entered into an agreement with the Company to serve as a Co-Placement Agent in connection with the PIPE offering. J.P Morgan and Citi shall be referred to as the agents (the “agents”). As of September 30, 2025, there are not fees that have been incurred in connection with the PIPE Engagement Letters.

On September 3, 2025, the Company entered into an agreement the Capital Markets Advisory Agreement with Citi. The Company will pay Citi a cash fee of $7,000,000 promptly upon consummation of the Transactions. Citi will also be eligible to receive an incentive fee of up to $3,000,000, payable solely at the discretion of the Company and ColdQuanta. As of September 30, 2025, there are no fees that have been incurred in connection with the Capital Markets Advisory Agreement.

On September 8, 2025, the Company entered into the Merger Agreement by and among Merger Sub I, Merger Sub II and ColdQuanta. Pursuant to the Merger Agreement, and on the terms and subject to the satisfaction or waiver of the conditions set forth therein, the parties thereto intend to effect the First Merger, and immediately following the First Merger, Second Merger. In connection with the execution of the Merger Agreement, on September 8, 2025, the Company entered into Subscription Agreements with PIPE Investors pursuant to which, the Company has agreed to issue and sell to the PIPE Investors $126,547,600 of PIPE Shares. The closing of the PIPE Investment “is conditioned on all conditions set forth in the Merger Agreement having been satisfied or waived and other customary closing conditions, and the Transactions will be consummated immediately following the closing of the PIPE Investment. The Subscription Agreements will terminate upon the earlier to occur of (i) the termination of the Merger Agreement, (ii) the mutual written agreement of the parties thereto and (iii) March 21, 2026. The Subscription Agreements provide for, under certain circumstances, customary indemnities between the Company and the PIPE Investors.

On September 8, 2025, the Company entered into the Advisory Agreement with the Advisor. Pursuant to the terms thereof, effective as of the closing of the Transactions, the Advisor will provide financial advisory, strategy consulting, business development and investor relations to us.

Pursuant to the terms of the Advisory Agreement, the Advisor is entitled to a fee of $250,000 per quarter, in addition to other potential fees depending on the outcomes of certain transactions. The Advisory Agreement will be for a term of two years, provided, however, it may be extended for an additional one year term upon mutual agreement of us and the Advisor.

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

Critical Accounting Estimates

The preparation of unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of September 30, 2025, we have identified the valuation of the Public Warrants at the Initial Public Offering, BTIG Founder Shares and the subscription agreement liability as critical accounting estimates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our Management, including our chief executive officer and chief financial officer (the “Certifying Officers”), or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of September 30, 2025.

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

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
To the knowledge of our Management, there is no material litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.
Item 1A. Risk Factors
There have been no material changes to our risk factors as disclosed in our final prospectus for the Initial Public Offering and in our Quarterly Report on Form
10-Q
for quarter ended June 30, 2025, filed with the SEC on August 13, 2025, except as set forth below:
The Initial Business Combination may not be completed on the terms or timeline currently contemplated, or at all.
The consummation of the Initial Business Combination is subject to numerous conditions, including the effectiveness of the registration statement on Form
S-4
to be filed by us as part of the Initial Business Combination, and other customary closing conditions, and there can be no assurance that the Initial Business Combination will be consummated.
If the Initial Business Combination is not completed for any reason, the price of our Class A Ordinary Shares may decline to the extent that the market price of our Class A Ordinary Shares reflects or previously reflected positive market assumptions that the Initial Business Combination would be completed and the related benefits would be realized. In addition, we have expended and will continue to expend significant management time and resources and have incurred and will continue to incur significant expenses due to legal, advisory, printing, and financial services fees related to the Initial Business Combination. These expenses must be paid regardless of whether the Initial Business Combination is consummated.
If the Initial Business Combination is not completed for any reason, our ongoing business and financial results may be adversely affected and, without realizing any of the benefits of having completed the Initial Business Combination, we will be subject to a number of risks, including the following:

•
we will be required to pay costs relating to the Initial Business Combination, which are substantial, such as legal, accounting, financial advisory, and printing fees, whether or not the Initial Business Combination is completed;

•	time and resources committed by our management to matters relating to the Initial Business Combination could otherwise have been devoted to pursuing other beneficial opportunities;

•
we may experience negative reactions from financial markets, including negative impacts on the price of our Class A Ordinary Shares, including to the extent that the current market price reflects a market assumption that the Initial Business Combination will be completed;

•	we may experience negative reactions from employees, customers, or vendors; and

•
since the Merger Agreement restricts the conduct of our business prior to completion of the Initial Business Combination, we may not have been able to take certain actions during the pendency of the Initial Business Combination that would have benefited it as an independent company and the opportunity to take such actions may no longer be available.

During the pendency of the Merger Agreement, we may not be able to enter into a business combination with another party at a favorable price because of restrictions in the Merger Agreement, which could adversely affect its business.
Covenants in the Merger Agreement impede our ability to make acquisitions, subject to specified exceptions relating to fiduciary duties, or complete other mergers, sales of assets, or other business combinations pending completion of the Initial Business Combination. As a result, if the Initial Business Combination is not completed, we may be at a disadvantage to our competitors during that period. In addition, while the Merger Agreement is in effect, we are generally prohibited from soliciting, initiating, encouraging, or entering into specified extraordinary transactions, such as a merger, sale of assets, or other business combination, with any third party, subject to specified exceptions, even if any such transaction could be favorable to our stockholders.
The issuance of shares of our Class A common stock upon the closing of the Initial Business Combination will dilute your ownership.
The issuance of shares of our Class A common stock upon the closing of the Initial Business Combination will cause dilution to the ownership of our then existing holders of Class A common stock. The number of shares to be issued to ColdQuanta stockholders at closing will be based on the closing exchange ratio set out in the Merger Agreement.
Substantial future sales of our Class A common stock by existing stockholders could cause the market price of our Class A common stock to decline.
For stockholders who are not subject to contractual
lock-up
restrictions, and for our Sponsor once its
lock-up
period expires, after the respective registration statements for the resale of such shares are effective and until such time that they are no longer effective, the resale of these shares will be permitted pursuant to the respective registration statement. The resale, or expected or potential resale, of a substantial number of our shares of Class A common stock in the public market could adversely affect the market price for our Class A common stock and make it more difficult for investors to sell their shares of Class A common stock at such times and at such prices that they deem desirable. Furthermore, we expect that because of the large number of shares registered pursuant to the registration statement, those existing selling stockholders will continue to offer the shares covered by the registration statement for a significant period of time, the precise duration of which cannot be predicted. Accordingly, the adverse market and price pressures resulting from an offering pursuant to the registration statement may continue for an extended period of time. In addition, the market reaction to such sales of our Class A common stock could also negatively affect the price of our publicly traded warrants.
Delays in the government budget process or a government shutdown may materially adversely affect the Company’s ability to complete its initial Business Combination, including the Transactions, or the operations of the post-closing company following the Transactions
Each year, the U.S. Congress must pass all spending bills in the federal budget. If any such spending bill is not timely passed, a government shutdown will close many federally run operations, which includes those of the SEC, and halt work for federal employees unless they are considered essential. If a government shutdown occurs, and the SEC remains closed for a prolonged period of time, the Company may not be able to complete its initial Business Combination, including the Transactions, particularly if the SEC is unable to timely review the Company’s filings, or those of a target business or other entity that relate to the Company’s initial Business Combination, or to declare such filings effective to the extent required or as may be applicable. Additionally, following consummation of the Company’s initial Business Combination, including the Transactions, the post-closing company’s operations or its ability to raise additional capital to support its operations could be materially adversely affected by any prolonged government shutdown
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Unregistered Sales of Equity Securities
Not applicable.
Use of Proceeds
There have been no offerings of registered securities and therefore no planned use of proceeds from such offerings during the quarterly period covered by the Report. However, on May 15, 2025, we consummated our Initial Public Offering of 41,400,000 Public Units, including 5,400,000 Public Units issued pursuant to the full exercise by the underwriters’ of the over-allotment option. Each Unit consists of one Public Share and one Public Warrant.
The Public Units were sold at a price of $10.00 per Public Unit, generating gross proceeds of $414,000,000. BTIG acted as the representative of several underwriters of the Initial Public Offering. Simultaneously with the consummation of our Initial Public Offering and pursuant to the Private Placement Units Purchase Agreement, we completed the Private Placement of 300,000 Private Placement Units at a purchase price of $10.00 per Private Placement Unit, generating gross proceeds of $3,000,000.
Following the closing of our Initial Public Offering and the Private Placement, a total of $414,000,000, comprised of $413,713,500 of the net proceeds from the Initial Public Offering (which amount includes up to $3,000,000 of the underwriters’ Deferred Discount) and $286,500 of the proceeds of the sale of the Private Placement Units was placed in the Trust Account maintained by Continental, acting as trustee. The proceeds held in the Trust Account may be invested by the trustee only in U.S. government securities with a maturity of 185 days or less in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule
2a-7
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
The remaining proceeds from the Initial Public Offering and the Private Placement are held outside the Trust Account. Such funds are being used primarily to enable us to identify a target and to negotiate and consummate our initial Business Combination.
There has been no material change in the planned use of proceeds from our Initial Public Offering and the Private Placement described in the IPO Registration Statement. The specific investments in our Trust Account may change from time to time.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable
Item 5. Other Information
Trading Arrangements
During the quarterly period ended September 30, 2025, none of our directors or officers (as defined in Rule
16a-1(f)
promulgated under the Exchange Act) adopted or terminated any “Rule
10b5-1
trading arrangement” or any
“non-Rule
10b5-1
trading arrangement,” as each term is defined in Item 408(a) of Regulation
S-K.
Additional Information
None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Report on Form 10-Q.1

No.	Description of Exhibit

2.1	Agreement and Plan of Merger and Reorganization, dated as of September 8, 2025, by and among the Company, AH Merger Sub I, Inc., AH Merger Sub II, LLC and ColdQuanta, Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on September 8, 2025).

10.1	Form of Director Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 4, 2025).

10.2	Form of Stockholder Voting and Support Agreement, dated as of September 8, 2025, by and among the Company, ColdQuanta, Inc. and certain stockholders of ColdQuanta, Inc. (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on September 8, 2025).

10.3	Form of PIPE Subscription Agreement (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on September 8, 2025).

10.4	Advisory Agreement, dated as of September 8, 2025, by and between the Company and M. Klein & Company, through its affiliate, The Klein Group, LLC (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on September 8, 2025).

10.5	Amended and Restated Sponsor Agreement, dated as of September 8, 2025, by and among the Company, Churchill Sponsor X LLC and the Insiders (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on September 8, 2025).

31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1**	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2**	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	Inline XBRL Instance Document.*

101.SCH	Inline XBRL Taxonomy Extension Schema Document.*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*

104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).*

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHURCHILL CAPITAL CORP X

Date: November 12, 2025	By:	/s/ Michael Klein
	Name:	Michael Klein
	Title:	Chief Executive Officer, (Principal Executive Officer)

Date: November 12, 2025	By:	/s/ Jay Taragin
	Name:	Jay Taragin
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)