Form 10-K
period 2025-12-31
Infleqtion, Inc.
filed 2026-03-31
CIK 2007825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM
10-K

(Mark one)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission File Number:
001-42646

Infleqtion, Inc.
(Exact name of registrant as specified in its charter)

Delaware	86-1946291
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
1315 West Century Drive, Suite 150
Louisville,
CO
80027
(303) 440-1284
(Address including zip code, and telephone number including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	INFQ	The New York Stock Exchange
Warrants, each whole warrant exercisable for one share of Common Stock at an exercise price of $11.50 per share	INFQ WS	The New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Exchange Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
(§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule
12b-2
of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to
§240.10D-1(b). ☐
The aggregate market value of the registrant’s outstanding units, each consisting of one Class A Ordinary Share and one-quarter redeemable warrant (collectively, a “Unit”), other than Units held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for the Units on June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, as reported on the Global Market tier of The Nasdaq Stock Market LLC, was $426,448,980.
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act). Yes ☐ No ☒
As of March 20, 2026, there were 216,471,927 shares of common stock of the registrant issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None.

INTRODUCTORY NOTE
Churchill Capital Corp X (“CCX”) was originally incorporated under the laws of the Cayman Islands on January 4, 2024 as a blank check company formed in order to effect a merger, amalgamation, share exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses.
On May 15, 2025, CCX consummated its initial public offering (“IPO”), following which their public units began trading on the Nasdaq Global Market (“Nasdaq”), and upon separation, their Class A ordinary shares (“Class A Ordinary Shares”) and public warrants (“Public Warrants”) began trading on Nasdaq.
On September 8, 2025, CCX and ColdQuanta, Inc. (d/b/a Infleqtion) (“Legacy Infleqtion”) announced that they entered into an Agreement and Plan of Merger and Reorganization, dated September 8, 2025 (as amended, modified, supplemented or waived from time to time, the “Merger Agreement”), by and among CCX, AH Merger Sub I, Inc., a Delaware corporation and direct, wholly-owned subsidiary of CCX (“Merger Sub I”), AH Merger Sub II, LLC, a Delaware limited liability company and a direct, wholly-owned subsidiary of CCX (“Merger Sub II,” and, together with Merger Sub I, “Merger Subs”), and Legacy Infleqtion, which, among other things and subject to the terms and conditions contained therein, provided for (a) the transfer of the registration of CCX by way of continuation from the Cayman Islands to the State of Delaware (the “Domestication”), and (b) following the Domestication, the merger of Merger Sub I with and into Legacy Infleqtion, with Legacy Infleqtion continuing as the surviving corporation, and immediately thereafter, the merger of such surviving corporation with and into Merger Sub II, with Merger Sub II (renamed as “Infleqtion Quantum, LLC”) continuing as the surviving entity and as a wholly owned subsidiary of CCX (which was renamed as “Infleqtion, Inc.”) (collectively, the “Mergers,” and, together with the Domestication and other transactions contemplated by the Merger Agreement and the related agreements, the “Business Combination”).
On February 12, 2026, CCX held an extraordinary general meeting of shareholders of CCX (the “Special Meeting”) where the shareholders of CCX considered and approved a number of matters, including the consummation of the Business Combination. Following the Special Meeting, on that same day, CCX filed a notice of deregistration with the Cayman Islands Registrar of Companies, together with the necessary accompanying documents, and filed a certificate of incorporation and a certificate of corporate domestication with the Secretary of State of the State of Delaware, under which CCX was domesticated and continues as a Delaware corporation, changing its name to “Infleqtion, Inc.” Immediately prior to the Domestication, each then-issued and outstanding Class B ordinary share, par value $0.0001 per share, of CCX (“CCX Class B Ordinary Share”) was converted, on a one-for-one basis, into
a Class A ordinary share, par value $0.0001 per share, of CCX (“CCX Class A Ordinary Share”). Further, in connection with the Domestication: (a) each then-issued and outstanding CCX Class A Ordinary Share converted automatically, on a one-for-one basis, into
a share of common stock of Infleqtion, Inc., par value $0.0001 per share (“common stock”); (b) each then-issued and outstanding Public Warrant to acquire CCX Class A Ordinary Shares converted automatically into a warrant to acquire a corresponding number of shares of the common stock, on a one-for-one basis (“warrant”),
and (c) each then-issued and outstanding unit of CCX was cancelled, thereafter entitling the holder of such unit to one share of common stock and one-quarter of one
warrant.
On February 13, 2026, we consummated the transactions contemplated by the Merger Agreement and effected the Business Combination. In connection with the closing of the Business Combination (the “Closing”), we moved the listing of our common stock and warrants from Nasdaq to The New York Stock Exchange (“NYSE”) and changed the trading symbols of our common stock and warrants from “CCCX” and “CCCXW,” to “INFQ” and “INFQ WS,” respectively.
Unless the context indicates otherwise, the terms “we,” “us” and “our” refer to Infleqtion, Inc. and our consolidated subsidiaries, references to the “Company” refer to the historical operations of CCX prior to the Closing and to the combined company and its subsidiaries following the Closing, and references to “Infleqtion” refer to the historical operations of Legacy Infleqtion prior to the Closing and the business of the combined company and its subsidiaries following the Closing. Because we closed the Business Combination after the end of our fiscal year, this Annual Report on Form
10-K
(the “Annual Report”) principally describes our business and operations following the Closing of the Business Combination, but includes the financial statements of CCX and related Management’s Discussion and Analysis of Financial Condition and Results of Operations, which describe the business, financial condition, results of operations, liquidity and capital resources of CCX prior to the Business Combination, and disclosure in “Item 14. Principal Accounting Fees and Services” relates to fees paid in respect of CCX’s financial statements. Substantially concurrently with the filing of this Annual Report, we will be filing an amendment to our Current Report on Form
8-K,
initially filed on February 17, 2026, which will include the audited financial statements of Legacy Infleqtion for the year ended December 31, 2025 and related Management’s Discussion and Analysis of Financial Condition and Results of Operations. Interested parties should refer to our Current Reports on Form
8-K
for more information.
The information included within Part I of this Annual Report pertains to Infleqtion, Inc. The financial information included within Part IV of these financial statements relate to legacy CCX.

The Infleqtion name and logo are our registered trademarks. This Annual Report contains references to our trademarks and to trademarks and service marks belonging to other entities. Solely for convenience, trademarks, service marks and trade names referred to in this Annual Report, including logos, artwork and other visual displays, may appear without the ®, SM, or ™ symbols, but such references are not intended to indicate in any way that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensor to these trademarks and trade names. We do not intend our use or display of other entities’ trade names, trademarks or service marks to imply a relationship with, or endorsement or sponsorship of us by, any other entity.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report contains forward-looking statements that are based on our management’s beliefs and assumptions and on information currently available to our management. All statements, other than statements of historical facts contained in this Annual Report, including statements regarding our future financial condition, business strategy and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by the following words: “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “should,” “will,” “would,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words.

These forward-looking statements involve risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Annual Report, we caution you that these statements are based on a combination of facts and factors currently known by us and our projections of the future, about which we cannot be certain. Forward-looking statements in this Annual Report include, but are not limited to, statements about:

•

our ability to recognize anticipated benefits of the Business Combination, which may be affected by, among other things, competition and the ability of the Company to grow and manage growth profitably;

•	our financial and business performance;

•	the ability to maintain the listing of our common stock and warrants on NYSE following the Business Combination;

•	changes in our strategy, future operations, financial position, prospects and plans;

•	the implementation, market acceptance and success of our business model, growth strategy and opportunities, and our ability to commercialize our quantum computing technology;

•	our expectations with respect to market opportunity and market growth;

•	the expected benefits of and ability to maintain and enter into new contracts, awards and other relationships, partnerships or collaborations with governments and government entities;

•	the potential for our quantum computing technology to achieve quantum advantage;

•	the ability of our products to meet government counterparties’ and customers’ technical requirements and compliance and regulatory needs;

•	our ability to achieve timing and product development milestones on our product roadmap;

•	our ability to attract and retain qualified employees and management;

•	our expectations regarding its ability to obtain and maintain intellectual property protection and not infringe on the rights of others;

•	expectations regarding the time during which we will be an emerging growth company under the Jumpstart Our Business Startups Act of 2012, as amended;

•	our future capital requirements and sources and uses of cash;

•	our ability to obtain funding for our operations and future growth; and

•	the outcome of any known and unknown litigation and regulatory proceedings.

You should refer to the section titled “Risk Factors” in Part I, Item 1A. of this Annual Report for a discussion of other important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this Annual Report will prove to be accurate.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Annual Report, and although we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted a thorough inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely upon these statements.

Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Summary of Risk Factors

Our business is subject to numerous risks and uncertainties, including those highlighted in the section titled “Risk Factors” in Part I, Item 1A of this Annual Report, that represent challenges that we face in connection with the successful implementation of our strategy. The occurrence of one or more of the events or circumstances described in the section titled “Risk Factors,” alone or in combination with other events or circumstances, may adversely affect our business, cash flows, financial condition and results of operations. Such risks include, but are not limited to the following:

•	Our business involves technology that is not mature, and we face significant barriers in our attempts to produce products that meet desired technical specifications.

•	We have a history of operating losses and may not achieve or sustain profitability in the future.

•

If we do not adequately fund our research and development efforts or use research and development teams effectively, we may not be able to achieve our technological goals, build scalable, commercial quantum solutions, or compete effectively, and our business and operating results may be harmed.

•	If our computers fail to achieve a broad quantum advantage, our business, financial condition and future prospects may be harmed.

•	Our estimates of market opportunity and forecasts of market growth may prove to be inaccurate.

•

We may not be able to scale our business quickly enough to meet customer and market demand, which could adversely affect our financial condition and results of operations or cause us to fail to execute on our business strategies.

•	Our business could be harmed if we fail to manage growth effectively.

•	Even if the market in which we compete achieves the forecasted growth, our business could fail to grow at similar rates, if at all.

•

We will require substantial additional capital to pursue our business objectives and respond to business opportunities, challenges or unforeseen circumstances, and we cannot be sure that additional financing will be available.

•

We are or may be subject to risks associated with our current or future partnerships or strategic relationships, and we may not be able to maintain our current strategic partnerships, including relationships with certain government entities or prime contractors, or realize the anticipated benefits from any such relationships or opportunities in the future.

•	If our quantum solutions are not compatible with some or all industry-standard software and hardware in the future, our business could be harmed.

•

The quantum technology industry is competitive on a global scale, and we may not be successful in competing in this industry or establishing and maintaining confidence in our long-term business prospects among current and future partners and customers.

•

The quantum technology industry is in its early stages and volatile, and if it does not develop, if it develops slower than we expect, if it develops in a manner that does not require use of our quantum solutions, if it encounters negative publicity or if our solutions do not drive commercial engagement, the growth of our business will be harmed.

•

We may not be able to accurately estimate the future supply and demand for our products, including our quantum solutions, which could result in a variety of inefficiencies in our business and hinder our ability to generate revenue. If we fail to accurately predict our manufacturing requirements, we could incur additional costs or experience delays.

•	Our future growth and success depends in part on our ability to sell effectively to government entities and large enterprises.

•

Legacy Infleqtion identified material weaknesses in its internal control over financial reporting. If our remediation of such material weaknesses is not effective, or if we identify additional material weaknesses in the future or otherwise fail to develop and maintain effective internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable laws and regulations could be impaired.

•

We are subject to governmental export and import controls and trade and economic sanctions that could impair our ability to compete in global markets and subject us to liability if we are not in full compliance with applicable laws and other controls.

•	Contracts with government entities subject us to risks, including early termination, audits, investigations, sanctions and penalties.

•

Licensing of intellectual property to us is of critical importance to our business. For example, we license patents (some of which are foundational patents) and other intellectual property (collectively the “University Licenses”) from the Regents of the University of Colorado and the Wisconsin Alumni Research Foundation, on both exclusive and non-exclusive bases. If a University License terminates, becomes non-exclusive, or if any of the other agreements under which we acquired or licensed, or will acquire or license, material intellectual property rights is terminated, we could lose our rights to use key technologies to develop and operate our business.

•

If we are unable to obtain and maintain patent protection for our products and technology, or if the scope of the patent protection obtained is not sufficiently broad or robust, our competitors could develop and commercialize products and technology similar or identical to ours, and our ability to successfully commercialize our products and technology may be adversely affected. Moreover, our trade secrets could be compromised, which could cause us to lose the competitive advantage resulting from these trade secrets.

•

Some of our intellectual property and in-licensed intellectual property has been conceived or developed through government-funded research and thus may be subject to federal regulations providing for certain rights for the U.S. government or imposing certain obligations on us, such as a license to the U.S. government covered by such intellectual property, “march-in” rights, certain reporting requirements and a preference for U.S.-based companies, and compliance with such regulations may limit our exclusive rights and our ability to contract with non-U.S. manufacturers.

•	The market price of our common stock may be volatile, which could cause the value of your investment to decline.

•

The provisions of our Certificate of Incorporation requiring exclusive forum in the Court of Chancery of the State of Delaware and the federal district courts of the United States for certain types of lawsuits may have the effect of discouraging certain lawsuits, including derivative lawsuits and lawsuits against our directors and officers, by limiting plaintiffs’ ability to bring a claim in a judicial forum that they find favorable.

•

Market values of growth-oriented companies like ours, particularly companies that entered into business combination agreements with SPACs, have at times been affected by adverse economic and market forces which may induce downward pressure on the price and trading volume of our common stock.

v

PART I

ITEM 1. BUSINESS

Glossary

As used in this Item 1, unless the context indicates or otherwise requires, the following terms have the following meanings:

“coherence” refers to the ability of a quantum system to maintain a well-defined phase relationship between different states in a superposition (when qubits are in multiple states at the same time).

“contextual machine learning” or “CML” refers to techniques that enable machine learning models to process large amounts of data simultaneously.

“entanglement” refers to a fundamental phenomenon where two or more quantum bits (qubits) become interconnected and instantly correlated with the state of each other, regardless of the distance between them. This unique linkage enables quantum systems to represent and manipulate complex correlations in data.

“fault-tolerant quantum computing” refers to quantum computing that operates reliably even in the presence of errors, provided the error rate is below a certain threshold.

“fidelity (two-qubit controlled-Z gate)” refers to the likelihood that a gate operation between two qubits is performed correctly without introducing errors.

“inertial sensing” refers to an approach to measuring acceleration and rotation, enabling navigation without external references.

“logical qubit” refers to a quantum state encoded across multiple physical qubits, allowing detection and correction of errors without destroying the stored quantum information.

“modality” refers to the specific physical approach for creating and controlling qubits in their quantum state.

“neutral atoms” refer to the modality that builds quantum systems by isolating, controlling and measuring atoms in a glass cell using lasers, enabling long coherence times, high gate fidelities and precision sensing.

“optical atomic clock” refers to a device that measures the vibrations of atoms using lasers, enabling an extremely precise and stable method of measuring time.

“physical qubit” refers to a single qubit (e.g., atom, ion, or photon) that encodes quantum information with delicate quantum properties; very noisy and error prone.

“qubits” refers to the basic unit of quantum information; unlike bits (0 or 1) used in classical computing, qubits can hold both values simultaneously.

“quantum advantage” refers to when a quantum device (e.g., computer, clock, RF receiver, inertial sensor) outperforms the best-in-class classical device at a task.

“quantum computing” refers to computations that run simultaneously from qubits’ superposed states, which are manipulated with wave interference.

“radio frequency receiver” means an electronic device that detects and processes RF signals, converting them into usable formats.

“superposition” refers to the potential for a qubit to be in a state of 0, 1, or both 0 and 1 at the same time. This enables quantum computers to perform multiple calculations simultaneously.

“vacuum and vapor cells” refer to the method to isolate atoms in a low-pressure, well-isolated glass cell to limit external interaction, thereby preserving coherence.

Overview

Our vision is to harness the power of quantum to expand human potential.

We are developing and commercializing quantum technology products as part of a full-stack platform, which currently includes offerings such as quantum sensing, quantum computing and software. Our quantum-enabled solutions are focused on addressing the world’s most pressing challenges, with technologies actively deployed across a number of sectors today, including defense and security, artificial intelligence (“AI”), energy optimization, space and frontier, materials discovery and cybersecurity. Our approach is grounded in an integrated quantum technology platform, from foundational technology to advanced hardware and propriety software, all built on neutral atoms, nature’s ideal qubits, which enable an adaptable, scalable and high-fidelity path to quantum advantage across multiple applications.

Today, our high-performance quantum clocks and quantum RF sensors are already delivering quantum advantage, such as sensing the world with superior precision relative to classical state-of-the-art systems, and unlocking new classes of national security and commercial applications. We are also pioneering the development of next-generation quantum inertial and gravimetric sensors for GPS-denied environments, including in space and underwater. Our sensing and timing products are designed to function outside laboratory settings and are targeted for real-world deployment. These products are complemented by our flagship quantum computing system, Sqale, a room-temperature quantum computer with demonstrated high fidelity (99.73% controlled-Z (“CZ”) gate) and the industry’s largest neutral atom array outside of a research institution. As of December 31, 2025, the Company has achieved 12 logical qubits. Our quantum sensors and computers are supported by our proprietary software, Superstaq, which serves as a control panel for future hybrid quantum-classical workflows. In addition, we have developed CML software, based on quantum physics principles, that significantly amplifies AI performance today on classical graphics processing units (“GPUs”).

We work with a diverse set of customers and strategic partners globally, serving organizations in national security, critical national infrastructure, scientific discovery and advanced computing sectors. Our partners and customers include the U.S. Department of Defense, DARPA, NASA, SAIC, Lockheed Martin, NVIDIA and the United Kingdom (“UK”) National Quantum Computing Centre. We generate revenue today through multiple channels and are scaling a global pipeline of strategic engagements.

We operate our business as a single operating and reportable segment. This determination is based on how the chief operating decision maker, our Chief Executive Officer, manages the business for the purpose of assessing performance and resource allocation.

The Quantum Opportunity

At the most fundamental level, the universe is governed by quantum mechanics. Quantum technologies harness these quantum principles of superposition and entanglement to enable new capabilities that surpass the limitations of classical technologies. This includes dramatically more precise measurement of time, gravity, acceleration and RF fields, as well as a new class of computation that promises exponential speedup for problems intractable for today’s most advanced supercomputers.

Quantum bits, or qubits, are the fundamental units of information in a quantum computer. Unlike classical bits, which represent either 0 or 1, qubits can exist in superpositions of both states, enabling parallel computation. In addition, qubits can be entangled, enabling correlations that classical systems cannot replicate. These qubits form the basis for powerful quantum algorithms. Our quantum computing system, Sqale, uses neutral atoms — uncharged atoms held in place by optical fields — trapped in our quantum core as qubits. Atoms are identical by nature and highly stable, and can be precisely manipulated with lasers, offering a scalable and high-fidelity architecture for quantum computing. Our approach combines the benefits of naturally uniform qubits with the flexibility to arrange large arrays of atoms, creating a clear pathway to practical, room-temperature, quantum advantage. The same neutral atom technology, with atoms loaded into our quantum core, also underpins our sensing products.

Practical quantum computing requires fault tolerance, which is the ability to detect and correct errors so that computations can scale reliably. Gate fidelity (the accuracy with which qubits are manipulated) is a key factor in the progress towards fault tolerance. We have demonstrated 99.73% fidelity on our CZ gate, a benchmark two-qubit operation. We believe this result is the highest achieved by any commercial neutral atom company, positioning us at the forefront of the effort to build scalable, fault-tolerant quantum computers.

Historically, the development of quantum systems has been constrained by significant engineering challenges. Many early quantum platforms required extreme cryogenic cooling, suffered from short coherence times and lacked scalability, making them impractical for real-world deployment. Recent advances have shifted this paradigm. Neutral atom systems, such as those we are pioneering, offer a scalable and robust platform for quantum computing and sensing. These systems operate at room temperature, leverage long-lived atomic states and enable highly reconfigurable architectures with full qubit connectivity.

We are at the forefront of translating quantum science into practical commercial products. Our neutral atom platform underpins a suite of quantum products from field-deployable optical atomic clocks and sensors to quantum computing platforms. These systems are already being used to synchronize timing across networks, enhance AI workflows, and deliver highly tunable covert RF receiver systems.

We believe the quantum sector is entering a pivotal period of accelerated development, analogous to the inflection point seen in the early days of the semiconductor industry. We are among a select group of companies with both operational quantum products and a credible roadmap to scalable, fault-tolerant quantum computing. We are targeting a near-term milestone of 100 logical qubits, widely recognized as a threshold for achieving quantum advantage in commercially valuable applications. We have demonstrated 12 logical qubits and are aiming to reach 30 logical qubits in 2026. As this transformation unfolds, we believe we are well-positioned to lead in shaping the quantum economy.

Our Founders and Management Team

We were founded by Dr. Dana Anderson, a pioneer in cold atom physics and a professor at the University of Colorado, whose work has earned multiple honors including the CO-LABS Award for Innovation, the 2021 Willis E Lamb award for Laser Science and Quantum Optics, and election to the National Academy of Engineering in 2026. Our Chief Executive Officer, Matthew Kinsella, brings nearly two decades of investment experience across public equities and venture capital, including being our first institutional investor. Pranav Gokhale, our Chief Technology Officer, is a nationally recognized expert in quantum software and hardware integration, and previous CEO and co-founder of Super.tech (a University of Chicago spin-out developing software platforms for quantum computing compilation, optimization and benchmarking that we acquired in 2022). Ilan Hart, our Chief Financial Officer, has nearly 30 years of financial and commercial leadership across advanced technology sectors, including more than two decades at Intel, and most recently as Chief Financial Officer for Zoox, Amazon’s autonomous vehicle company.

Our leadership team combines commercial discipline, scientific excellence and execution experience across multiple domains, backed by a team of over 160 physicists and engineers within a growing global quantum workforce.

Our Business Strategy and Differentiators

Our strategy is to lead the global transition of quantum technologies from the research lab to scalable, real-world deployment. Our focus is on enabling operational impact across a broad range of high-value use cases in defense, national security, commercial and industrial markets. This transition is powered by a combination of deep technical differentiation, field-ready product design and a flexible go-to-market model.

Our approach is defined by the following core differentiators:

•

Neutral Atom Architecture. We are a pioneer in neutral atom quantum technology, the most flexible and scalable quantum modality. Our underlying quantum core systems operate at room temperature, support long coherence times and feature dynamic, all-to-all qubit connectivity. This architecture enables scalable quantum computing, while also unlocking high value products in precision timing and quantum sensing.

•

Vertically Integrated, Full-Stack Platform. We design, develop and integrate all critical system components from vacuum systems to control electronics to application-level software. This vertical integration accelerates innovation, ensures system performance and improves manufacturability and financial performance.

•

Product-Centric Execution. We have demonstrated success in delivering high technology readiness level quantum products. Our strategy emphasizes commercialization of neutral atom platforms with a clear path to scalable deployment of miniaturized products, supported by system architectures optimized for manufacturability, reliability, and operational relevance.

•

Hybrid Revenue and Go-to-Market Model. We generate revenue through product sales, quantum computing as a service, government-funded R&D contracts and software licensing. Our go-to-market strategy combines direct sales to enterprise and government customers with indirect channels through strategic partners, allowing us to scale efficiently across sectors.

•

Strategic Partner Ecosystem. We collaborate with leading defense primes contractors (large companies that act as the lead contractor on major government defense programs), national laboratories and industrial partners to co-develop solutions and accelerate adoption of our proprietary products. These partnerships amplify our reach into large-scale programs of record, reinforce technical validation and create embedded demand for our platforms.

We believe that achieving more than 100 logical qubits is required to achieve commercially viable quantum computing. Our strategy is defined by a dual-track approach: advancing toward 100+ logical qubit systems, while simultaneously commercializing quantum sensors that already deliver advantage. This progress is enabled by our scalable, flexible, room temperature neutral atom architecture as well as our vertically integrated, full-stack platform that accelerates innovation and manufacturability. Our demonstrated product execution, diversified revenue model and strategic partnerships further differentiate us and position us ahead of peers focused solely on computing.

Industry Background

In the last 50 years, quantum computing has progressed from foundational scientific theory to an emerging global industry backed by substantial public and private investment. Governments, multinational corporations and venture investors are actively funding development across multiple quantum hardware modalities, including neutral atoms, superconducting circuits, trapped ions and photonics, each with distinct tradeoffs in fidelity, scalability and system complexity.

Among these approaches, neutral atom platforms have gained momentum due to their inherent scalability, room-temperature operation and reconfigurable architecture. These features enable efficient system growth, long-range qubit connectivity and compact system design. As the quantum computing field transitions from the Noisy

Intermediate-Scale Quantum era to the fault-tolerant era — where large-scale, error-corrected computations become viable — neutral atom systems are demonstrating rapid progress. Recent breakthroughs in logical qubit implementation position the modality as a strong candidate for scalable quantum computing. We have demonstrated a system with 12 logical qubits in 2025, and are aiming to exceed 100 logical qubits by 2028.

In parallel, we have moved certain of our quantum sensing products into commercial deployment, specifically in the domain of precision timekeeping. Importantly, our development of quantum sensors is also based on the same fundamental technology of neutral atoms. Neutral atom-based quantum sensors have begun to outperform both classical alternatives and other quantum modalities in key metrics of sensitivity, stability and environmental robustness. These systems are now being integrated into real-world applications, including defense, aerospace and critical infrastructure monitoring, establishing quantum sensing as a near-term driver of the broader quantum economy.

Business Model

Our business model is built around the development, commercialization and delivery of quantum technologies as part of an integrated full-stack platform, which currently includes offerings such as quantum sensing, quantum computing and quantum software. Revenue is generated through a combination of direct product sales, quantum computing as a service via cloud-based access, software licensing and government and commercial contracts. This diversified model supports both near-term commercial traction and long-term strategic growth aligned with the maturation of scalable quantum systems.

We deliver compact quantum sensing products that offer high-precision measurement capabilities in operational environments where classical systems are limited. These offerings include the Tiqker optical atomic clock, the Sqywire quantum RF sensor and the Exaqt suite of quantum inertial and gravitational sensors. These systems are designed for applications such as precision timing, RF signal detection and navigation in GPS-denied or contested environments. Products are sold directly to end customers, including government agencies, and through strategic partners who integrate our technologies into larger mission-critical systems. Sales are typically structured as per-unit purchases or bundled as part of broader system-level procurements.

Our quantum computing solutions are centered on the Sqale system, which can be developed on-premises or as a managed service via cloud-based access. In both delivery models, users interact with the hardware through Superstaq, our proprietary compiler and middleware stack. Superstaq enables hardware-aware optimization, supports hybrid quantum-classical workflows and integrates into enterprise and high-performance computing environments via application programming interfaces. This flexible deployment model allows customers to choose between capital acquisition and service-based engagement depending on mission needs and infrastructure readiness.

In addition to offering flexible access models, the Sqale system’s key attributes include large qubit arrays, high gate fidelities, dynamic qubit reconfiguration and all-to-all connectivity:

•

Large qubit arrays refer to the number of physical quantum bits (“qubits”) that can be operated within a single system. A larger number of qubits allows users to implement more complex quantum circuits to address more challenging computational problems.

•

High gate fidelities describe the accuracy with which quantum logic operations are performed on qubits. Higher fidelities enable calculations to be performed with less error accumulation, enabling the quantum computer to produce a meaningful result.

•

Dynamic qubit reconfiguration refers to the ability to adjust the physical location of qubits during program execution. This flexibility can allow users to improve program runtime by ensuring that each qubit is located in the vicinity of the other qubits it frequently interacts with.

•	All-to-all connectivity is the ability for any pair of qubits to interact, including pairs that are far apart.

This connectivity obviates additional operations that would otherwise be necessary to transfer information between qubit pairs, thus reducing the overall runtime and error accumulation in a program.

We consider these to be key attributes of the Sqale system as they together describe the characteristics that affect the types of algorithms a system can run, and the reliability and flexibility with which those algorithms can be executed, which influence the scalability, reliability and usability of a quantum computing system.

Our quantum software product portfolio includes Superstaq and CML. Superstaq is offered under a software license to customers seeking advanced quantum circuit optimization across multiple hardware backends, including third-party systems. CML is a quantum-inspired classical AI tool designed to enhance performance in hybrid computing environments, especially for large-context, high-throughput workloads. CML delivers performance advantages on today’s GPU-based systems, in addition to future large-scale quantum computers. Both products are available via subscription, with optional customization and integration services.

Our quantum computing as a service offering provides customers with flexible cloud-based access to our Sqale neutral-atom quantum computers and is designed to support algorithm development, application testing, benchmarking and participation in government-sponsored research programs. Quantum computing as a service provides customers with metered utilization of the Sqale quantum computing hardware over the cloud, including access to Superstaq, which provides efficient utilization of the underlying quantum hardware. The metered utilization is sold in units of “shots,” which correspond to repetitions on the Sqale quantum computing hardware where each repetition takes a certain amount of time. This service remains at a very early stage of commercialization, and our service revenue is currently derived primarily from governmental contract revenue for research-related projects, commercial service revenue and revenue from our subscription services related to software licenses.

In addition, we pursue government-funded contracts that advance specific technical milestones across sensing, software and computing platforms. These programs, often milestone-based or fixed-price, reduce capital requirements in early-stage development and provide operational validation of our technology. These programs also support efforts such as sensor miniaturization, data fusion and error correction — all mapping directly onto our commercial product roadmap.

Overall, our business model is structured to balance short-term cash generation with long-term platform scalability. In addition to profits, revenue from sensing products and R&D contracts provides immediate market validation, while quantum computing systems and software offerings are positioned to scale with customer readiness and adoption of quantum infrastructure. This hybrid model enables us to serve a diverse customer base, including government agencies, defense prime contractors, and scientific research institutions, while participating in the development of global quantum supply chains.

Potential Market Opportunity and Long-Term Growth Strategy

We operate at the intersection of rapidly expanding quantum technology segments: quantum sensing, quantum computing and quantum software. We expect several of these markets to grow substantially in the coming years, driven by rising demand across national security and commercial applications. According to third-party industry forecasts, the global quantum sensing market (including timing) is projected to reach approximately $30 billion by 2040, with primary use cases in precision timing, navigation, gravity measurement and RF field detection. The global quantum computing market is expected to reach approximately $130 billion by 2040, as adoption expands across materials science, energy systems, financial services, artificial intelligence, cybersecurity, logistics optimization and pharmaceuticals.

Our near-term commercial strategy is focused on delivering and scaling sensing solutions in operational environments where quantum precision offers substantial performance advantages. These include compact optical atomic clocks for resilient timing, quantum RF sensors for contested electromagnetic environments and gravimeters for GPS-denied navigation and geophysical monitoring. In addition, we are uniquely positioned to serve the growing market for space-based quantum technologies because our atom neutral platform has already been demonstrated in orbit, and we continue to progress the ruggedization and space enablement of our technologies.

At the same time, we are expanding access to our quantum computing platform, Sqale, via on-premise system sales and developer tools that enable hybrid algorithm development. We are developing Sqale to be able to efficiently perform various quantum simulations and solve complex optimization problems that would take classical computers an impractically long time to compute.

Our growth initiatives include scaling sensor manufacturing, expanding usage of our computing platform through customer and partner engagements, and broadening distribution of our software offerings, Superstaq and CML, within enterprise and national security domains.

Government agencies and public-sector programs are the largest buyers of quantum sensing and quantum computing technology worldwide today, with national security-related initiatives representing a significant component of the addressable market. Sales of our quantum products into this market, through direct sales and our strategic partners, accelerates the pathway to reducing size, weight, power and cost (“SWaP-C”) — ultimately opening high-value, high-volume, enterprise and industrial markets.

Longer term, we aim to advance the fidelity and scale of our quantum computing systems to enable fault-tolerant applications at the 100+ logical qubit level, while maintaining a diversified portfolio of sensing, computing and software products. We have deep strategic partnerships with government agencies and defense primes contractors through co-development programs, procurement contracts, and licensing agreements. This multi-channel approach positions us to accelerate go-to-market efforts across all phases of quantum adoption, from today’s deployable systems to tomorrow’s large-scale fault-tolerant systems.

Our Technology Approach

We operate a vertically integrated, full-stack proprietary quantum platform, spanning neutral atom hardware (quantum cores), control systems, photonics, middleware and application-layer software. All of our products leverage neutral atom architecture, in which individual cesium or rubidium atoms are trapped and manipulated using laser systems. We have been selling neutral atom systems since 2008. In our computing and inertial systems, the atoms are also cooled using lasers. These atoms serve either as qubits for quantum computing or as sensing elements for time, inertial or RF measurements. Neutral atoms offer several intrinsic advantages including room-temperature operation, long coherence times, all-to-all connectivity and reconfigurability, making them ideally suited for both scalable quantum computing and field-deployable sensing.

There is significant leverage and overlap across our quantum sensing and quantum computing portfolio. In particular, our Sqale quantum computer requires three key properties of quantum mechanics: superposition, entanglement and atom cooling. Our portfolio of sensing products advances our ability to control these three quantum properties. Our Tiqker optical atomic clock requires preparation of atoms in specific discrete states: the fine control of these states is also the building block that enables superposition. Our Sqywire quantum RF receiver requires excitation of atoms to Rydberg states: these same excited states are used in our quantum computer to achieve entanglement. Finally, our Exaqt inertial sensor performs ultra-cooling of atoms: these cooling techniques also inform similar approaches on our quantum computer.

We develop hardware and software in-house, including ultra-high vacuum and vapor cells, control electronics, optical assemblies, calibration systems and firmware. This deep integration allows us to maintain precise control over system performance, accelerate iteration cycles and repurpose core technology across sensing, timing, and computing platforms. The commonality across subsystems also enhances manufacturability and scalability. In the future, we may determine to partner with third parties or otherwise outsource certain aspects of our manufacturing to third parties as we scale our commercial business.

Our flagship quantum computing system, Sqale, is a neutral atom computer designed for integration with classical computing environments and accessible via the cloud. As of December 2025, Sqale supported arrays of up to 1,600 trapped atoms, has demonstrated 12 logical qubits, and achieved a 99.73% two-qubit CZ gate fidelity. The system enables all-to-all connectivity and supports reconfigurable geometries, offering significant algorithmic flexibility. End-users interact with Sqale through Superstaq, our proprietary middleware platform that compiles, optimizes, and executes quantum programs based on hardware-specific topology and noise characteristics.

Our quantum computing roadmap targets achieving 100 logical qubits by 2028. We also target demonstrating MegaQuOp scale in 2028, measuring one million sequential logical operations in a system.

In quantum sensing, we are developing a growing portfolio of rugged systems engineered for operational deployment. This portfolio includes:

•	Tiqker: A compact optical atomic clock delivering picosecond-level precision timing and short-term stability that were previously only available with laboratory-scale hydrogen masers.

•

SqyWire: A rugged RF quantum sensor for detecting and localizing electromagnetic signals in contested environments. These small, covert, sensors are highly sensitive and tunable across the RF spectrum (from kHz to high GHz), enabling a broad range of applications in secure communications, electronic warfare and signals intelligence.

•	Exaqt: A family of inertial and gravitational sensors with applications in GPS-denied navigation, subsurface monitoring and geophysical surveying.

We have made our sensors rugged and deployable through vertical integration and focused engineering effort to reduce size, weight and power (“SWaP”), tightly control performance, improve reliability, and harden systems for demanding environments. These technologies have been validated in road, sea, flight, and space environment — demonstrating resilience to vibration, motion, and interference, proving their readiness for field deployment.

Our sensing roadmap is focused on improving sensitivity and stability, reducing SWaP, and achieving broader integration across defense and critical infrastructure applications.

Our software offerings extend the reach and utility of our hardware platforms. In addition to Superstaq, which also supports non-Infleqtion backends, we have developed CML, a proprietary software tool that enhances the performance of AI workloads by improving inference behavior for long context window datasets and is compatible with both classical GPU and quantum computing environments. Benchmarking has demonstrated that CML achieves >10x memory savings versus Transformer technology, by using quantum data carriers rather than classical bits as underlying memory.

Taken together, our technology approach emphasizes modularity, interoperability, and end-to-end control. Its systems are designed to meet today’s deployment requirements while providing a scalable path to next- generation, fault-tolerant quantum infrastructure.

Customers and Strategic Relationships

We serve a global and growing customer base that spans government, national security, research, and commercial sectors. Our systems and technologies are deployed across multiple high-value domains, including:

•

National Security and Defense: We have delivered quantum sensing systems and R&D programs to U.S. government agencies including the U.S. Department of Defense, Department of Energy, NASA, DARPA, the U.S. Air Force, U.S. Navy, U.S. Space Force and the U.S. Army. These engagements cover precision timing, contested RF environments, inertial sensing and CML. Notable examples include an approximately $11 million APFIT (Accelerate the Procurement and Fielding of Innovative

Technologies) award to deploy rack-mounted Tiqker optimal atomic clocks for mission-critical use cases, and a $20.0 million contract for the initial phase of NASA’s Quantum Gravity Gradiometer Pathfinder program, in which we are the prime sensor developer and integrator for this groundbreaking space-based gravity sensor. We also maintain similar relationships with defense entities in the UK and Australia.

•

Quantum Research Infrastructure: In the UK, we delivered our Sqale neutral atom quantum computer as part of the National Quantum Computing Centre testbed program. This system is currently the largest quantum computer in the UK and supports the UK government’s strategic goal of reaching a 100-qubit platform in 2025.

•

International Research Institutions: We are the only foreign quantum computing partner selected by Japan’s Science and Technology Agency to participate in the Quantum Moonshot program. A quantum processor designed to process 529 physical qubits was delivered to the Institute for Molecular Sciences, further solidifying our global position in neutral atom computing.

Our growth is supported by a network of high-impact strategic relationships, including:

•

Commercial Relationships: We maintain collaborative development and go-to-market relationships with defense prime contractors including SAIC, L3Harris, Safran and QinetiQ. These relationships extend our reach into defense supply chains and support co-development of mission-oriented systems.

•

Advanced Computing Collaborations: We have partnered with NVIDIA in the context of hybrid quantum-classical computing, CML and quantum error correction algorithms. We have also collaborated with the J.P. Morgan Chase Global Technology Applied Research Team on quantum algorithm efforts.

•	Distribution Partners: We maintain various distribution agreements to expand access quantum instrumentation in the United States, UK, Europe, Japan and Australia.

•

Public Sector and Grant Programs: Our DOE-backed programs include funding for Superstaq platform development and broader software optimization efforts. These initiatives highlight the U.S. Department of Energy’s support for our software strategy and hybrid compute vision.

These customer and partner relationships are not only sources of revenue and validation, but also accelerate product development, provide sustained market access, and support rapid scaling of both sensing and computing platforms.

Sales & Marketing

Our go-to-market strategy focuses on engagement with high-value government, national security and commercial customers, both directly and through strategic integrator partnerships. This approach has enabled early adoption of our quantum sensing and computing technologies in mission-critical domains and establishes a foundation for long-term procurement, scaling and embedded system deployment.

Sales efforts are concentrated on customers in the United States, UK, Australia and other allied nations. We maintain deep relationships with defense agencies, research institutions and academic partners through funded R&D programs, technology demonstrations and prototype deployments. These engagements create pathways for commercial transition of core platforms such as Tiqker and Sqale, anchoring them within structured procurement cycles and national security modernization efforts.

We also engage in targeted strategic partnerships with major defense contractors. For example, we and L3Harris announced a joint effort in December 2023 to transition the SqyWire quantum RF sensor from lab prototype to operational deployment under a classified U.S. Department of Defense program. This system was successfully demonstrated at the U.S. Army’s C5ISR NetModX23 event, supporting our maturation for use in contested RF environments.

To expand reach into research and academic markets, we leverage distribution partners. We have signed multiple distribution agreements with multiple distributors to distribute our Quantum Cores product line throughout the United States, UK, Europe, Australia and Japan providing high-precision components to a growing base of quantum researchers.

We support awareness and market visibility through active participation in quantum and defense industry conferences, technical webinars, field trials, and focused press campaigns. Our leadership has outlined our technology roadmap and global expansion plans via public forums, emphasizing scalability, performance validation and commercial readiness.

To support growth in sales and delivery capacity, we have invested in senior leadership, regional go-to-market talent, and vertically integrated manufacturing. In the future, we may determine to partner with third-parties or otherwise outsource certain aspects of our manufacturing to third-parties as we scale our commercial business.

Government Regulation

We are subject to U.S. and international regulations on export controls, dual-use technologies and sensitive research. We maintain robust compliance practices for handling classified projects and protected data. Our quantum sensing products may be subject to International Traffic in Arms Regulations or Export Administration Regulations restrictions depending on application.

Data Protection

In the ordinary course of our business, we process personal and sensitive data. Accordingly, we are, and may in the future become, subject to numerous data privacy and security obligations, including federal, state, local and foreign laws, regulations, guidance and industry standards related to data privacy, security and protection. Such obligations may include, without limitation, the Federal Trade Commission Act, the European Union’s General Data Protection Regulation 2016/679 (“EU GDPR”), the EU GDPR as it forms part of UK law by virtue of section 3 of the European Union (“Withdrawal”) Act 2018 (“UK GDPR”), and Australia’s Privacy Act. Several states within the United States have enacted or proposed data privacy laws. Additionally, we are, or may become, subject to various U.S. federal and state consumer protection laws which require us to publish statements that accurately and fairly describe how we handle personal data and choices individuals may have about the way we handle their personal data.

We expect that there will continue to be new or changing laws, regulations and industry standards concerning privacy, data protection and information security proposed and enacted in the jurisdictions in which we operate. Such new or revised laws could impact our current and planned practices or business activities; they may also impact the computing services and software industry platforms and data providers we utilize, and thereby indirectly impact our business. Laws affording individuals expanded privacy protections and control over their personal data may require us to modify our data processing practices and policies, and to incur substantial costs and expenses in an effort to comply.

See the section titled “Risk Factors — Risks Related to Compliance with Law, Government Regulation and Litigation — We and the third parties with whom we work are subject to stringent and evolving U.S. and foreign laws, regulations and rules, contractual obligations, industry standards, policies and other obligations related to data privacy and security. Our (or the third parties with whom we work) actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation (including class claims) and mass arbitration demands; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse business consequences,” for additional information about the data protection laws and regulations to which we are and may become subject and about the risks to our business associated with such laws and regulations.

Food and Drug Administration

We are subject to registration and reporting requirements with the U.S. Food and Drug Administration for Tiqker, as an electronic product, prior to commercialization.

Environmental Regulations

We are subject to numerous federal, state, provincial, local and international environmental laws and regulations, including requirements regarding the protection of the environment and human health. There are significant capital, operating and other costs associated with compliance with environmental laws and regulations related to solid and hazardous waste storage, treatment and disposal, and remediation of releases of hazardous materials. In addition, various authorities also regulate health, safety and permitting. Laws and regulations may become more stringent in the future, which could increase costs of compliance or require us to make material changes to our operations, resulting in significant increases in the cost of production.

Competition

We are uniquely positioned as the only company developing and commercializing quantum solutions across the sensing, computing and software markets.

Quantum Sensing

Our quantum sensing portfolio, including Tiqker (optical atomic clocks), Sqywire (RF sensing) and Exaqt (inertial/gravitational sensing), competes with both traditional sensing equipment manufacturers and quantum sensor startups. In the RF sensing space, we compete with a broad range of classical antenna and receiver systems. However, these conventional technologies are vulnerable to jamming or spoofing, limited by antenna size, and often struggle in non-line-of-sight or denied environments. In the timing market, Infleqtion competes with incumbent suppliers of atomic clocks and time synchronization solutions. These include Microchip Technology, SiTime, Safran Electronics & Defense and Oscilloquartz, which offer atomic clocks, rubidium standards and GPS-disciplined oscillators. These traditional solutions are widely deployed in telecommunications, defense and aerospace platforms, and are considered the industry baseline for SWaP constrained environments. However, optical atomic clocks offer 100 to 1,000 times greater timing performance than conventional atomic clock technologies. Tiqker competes in this market by offering a room-temperature architecture that achieves short-term frequency stability approaching that of hydrogen masers, but in a compact, ruggedized package. Unlike legacy atomic clocks, which are optimized for hold-over but have significant limitations in phase noise and drift, Tiqker is designed for environments where GPS signals are unavailable or compromised, offering enhanced performance in contested and navigation-denied scenarios. This positions us as a next-generation alternative for timing-critical missions in aerospace, defense and space applications.

Quantum Computing

Compared to competing qubit modalities, our neutral atom architecture offers advantages in qubit layout flexibility, connectivity and scalability without requiring cryogenics. Key competitors include IonQ (trapped ion), IBM and Rigetti (superconducting circuits) and PsiQuantum (photonic qubits). As of March 2026, we are one of the few companies to have demonstrated control of multiple logical qubits, and furthermore, the execution of a prototype application (in materials science) with logical qubits.

Compared to trapped ion and superconducting approaches, our room-temperature neutral atom architecture offers advantages in qubit layout flexibility, connectivity, and scalability without requiring cryogenics. Photonic systems, while promising for networking, currently face challenges in demonstrating high-fidelity two-qubit gates. Our ability to configure qubit geometries dynamically via optical tweezers enables re-programmability and algorithm-specific performance optimization.

Software

We also compete in the quantum software and middleware layer, particularly through our Superstaq platform. Superstaq differentiates through tight integration with our hardware and demonstrated cross-platform compatibility with multiple quantum backends, supporting both hybrid workflows and hardware-aware compilation.

Intellectual Property

Our IP strategy emphasizes protecting core inventions while enabling strategic collaboration. We rely on a combination of the intellectual property protections afforded by patent, copyright and trademark laws in the United States and other jurisdictions, as well as license agreements and other contractual protections, to establish, maintain and enforce rights in our proprietary technologies. We also maintain trade secrets and proprietary designs across hardware and firmware layers. We pursue patent protection only when it is consistent with our overall strategy for safeguarding intellectual property.

In addition, we seek to protect our intellectual property rights through non-disclosure and invention assignment agreements with our employees and consultants and through non-disclosure agreements with business partners and other third parties. We have accumulated a broad patent portfolio, both owned and exclusively licensed, across a range of technological fronts that relate to our systems and will continue to protect our inventions in the United States and other countries. Our patent portfolio is deepest in the area of neutral atom systems, quantum cores and sensing techniques. Our trade secrets are primarily related to our sensing and quantum computing efforts.

As of December 31, 2025, we held 125 issued patents and 108 pending applications. Our issued patents expire between 2028 and 2044.

We pursue international registration of our domain names and trademarks. We are the registered holder of a variety of domain name registrations, including “infleqtion.com.” As of December 31, 2025, we had 10 registered U.S. trademarks, 19 foreign registered trademarks, and four pending U.S. trademark applications. Our trademark registrations include “Infleqtion” and “ColdQuanta.”

Non-Exclusive License Agreement with the University of Colorado

In February 2012, we entered into a non-exclusive license agreement with the Regents of the University of Colorado (the “Non-Exclusive CU License Agreement”), as amended. Under the Non-Exclusive CU License Agreement, we are granted a non-exclusive, worldwide license, in all fields to (a) make, use, sell, offer for sale, lease and import products and processes that would infringe certain licensed patents co-owned with, or solely owned by, SRI International, Inc. listed in the Non-Exclusive CU License Agreement, and (b) use CU’s know how related to such patents. The license grant in the preceding sentence is exclusive as to CU’s interests in the patents listed in the Non-Exclusive CU License Agreement. The Non-Exclusive CU License Agreement is predicated on an inter-institutional agreement, pursuant to which the CU obtained the right to grant us the licenses under the Non-Exclusive CU License Agreement from SRI International, Inc.

The Non-Exclusive CU License Agreement provides us rights to the listed patent portfolio subject to (a) reserved rights for CU to for its own research and education (b) SRI International’s rights to the patents, and (c) U.S. Government rights under the Bayh-Dole Act and other regulations. The Non-Exclusive CU License Agreement remains in force until the expiration of the last to expire patent.

We are obligated to use commercially reasonable efforts to bring products that utilize the patents to market, including maintaining a diligent development and marketing program throughout the life of the agreement. We must also submit quarterly royalty reports, maintain accurate books and records for at least three years, permit audits, mark products with appropriate patent notices, comply with applicable export and other laws and regulations, indemnify CU and SRI International, and maintain general liability/product liability insurance on commercially reasonable terms. We are also responsible for reimbursing all patent costs, and all future patent costs billed by CU.

We may terminate the Non-Exclusive CU License Agreement at any time upon 60 days’ written notice if we pay amounts due, submit a final report, return confidential materials, and suspend use and sales (subject to a 90-day sell-off for inventory while continuing reporting and payments). CU may terminate for our breach of the Non-Exclusive CU License Agreement if we do not cure such breach within ninety (90) days’ notice from CU (or thirty (30) days in the case of delinquent payment) or if we enter bankruptcy proceedings.

In consideration for the rights granted under the Non-Exclusive CU License Agreement, we will pay a royalty on net sales in the low single digits, with royalties on sales to the government fluctuating by a single digit percentage, depending on volume, and a sublicense revenue percentage share in the low double digits for sublicenses.

Exclusive License Agreement with the University of Colorado

In June 2021, we entered into an exclusive license agreement with the Regents of the University of Colorado (the “Exclusive CU License Agreement”). Under the Exclusive CU License Agreement, we are granted (a) an exclusive (subject to standard carve-outs), worldwide, sub-licensable license, in all fields, to (a) make, have made, use, sell, offer for sale, render, and practice products, services, and processes that would infringe the licensed patents listed in the Exclusive CU License Agreement; (b) reproduce, sell, distribute, and make derivative works of the computer control software described in the agreement; and (c) reproduce, modify, distribute, transmit, create derivative works from, publicly display, and publicly perform any derivative works of the software described in clause (b) created by CU.

The Exclusive CU License Agreement provides us with exclusive rights to the listed patent portfolio in all fields, subject to (a) reserved rights for CU and other non-profit employers of the inventors and authors of the licensed patents and software and other research institutions to use the inventions for research, education, clinical, and non-commercial purposes, and (b) U.S. Government rights in federally funded intellectual property under the Bayh-Dole Act and other regulations. The Exclusive CU License Agreement remains in force until the expiration or abandonment of the last licensed patent or application. CU may convert our exclusive right to the patents and software at its reasonable discretion if we cease to continue to operate its material business, does not use commercially reasonable efforts to develop the licensed patents or meet certain milestones, or stop selling products that utilize the patents for two consecutive quarters.

We are obligated to use commercially reasonable efforts to develop, manufacture, market, and sell licensed products, meet specified diligence milestones (including financing, prototype development, and sales targets), submit annual diligence reports and quarterly royalty reports, maintain accurate books and records subject to audit, mark products with patent notices, indemnify CU, maintain specified insurance coverage, and comply with all applicable laws and regulations, including export controls. We are also responsible for all patent prosecution and maintenance costs.

We may terminate the Exclusive CU License Agreement at any time upon 60 days’ written notice, provided all outstanding payments and reports are made, and confidential information is returned. CU may terminate the Exclusive CU License Agreement for our breach of the Exclusive CU License Agreement if we do not cure such breach within sixty (60) days’ notice from CU (or thirty (30) days in the case of delinquent payment).

In consideration for the rights granted under the Exclusive CU License Agreement, we paid a $130,000 license fee, and will pay annual license maintenance fees (creditable against royalties), a royalty on net sales of non-software products in the low single digits, with royalties on sales to the government fluctuating by a single digit percentage, depending on volume, a royalty on net sales of licensed software products in the mid-single digits, and a sublicense revenue percentage share in the low double digits for sublicenses (with higher rates for sublicenses executed in the first or second year).

Exclusive License Agreement with the University of Wisconsin

In October 2019, we entered into an exclusive license agreement with the Wisconsin Alumni Research Foundation (“WARF”) (the “WARF License Agreement”). Under the WARF License Agreement, we are granted an exclusive (subject to standard carve-outs), worldwide, sub-licensable license, in all fields, to make, have made, use, have used, offer for sale, sell, have sold, and import products and services that would be covered by the patents listed in the WARF License Agreement.

The WARF License Agreement provides us with exclusive rights to the listed patents, subject to (a) WARF’s reservation to grant non-profit research institutions and governmental agencies non-exclusive rights to practice the inventions for non-commercial research and to allow publication, and (b) U.S. Government rights in federally funded inventions. The WARF License Agreement remains in effect from the effective date until the earliest of the termination of the agreement, the absence of any pending, enforceable, or appealed patents anywhere, or the payment of earned royalties ceases for more than one calendar year after payments have begun. WARF may terminate or convert our exclusive rights to non-exclusive at WARF’s option upon 90 days’ notice if (i) we fail to have a quantum computing hardware product available for purchase by the commercial marketplace by December 31, 2026 or (ii) cumulative product sales of our cloud-based services does not exceed a specified dollar amount on or before December 31, 2026.

We are obligated to use commercially reasonable efforts to diligently develop, manufacture, market, and sell products. We must mark products with appropriate patent notices, indemnify WARF, the University of Wisconsin-Madison, and the inventors against third-party claims arising from products and activities, maintain appropriate liability insurance naming them as additional insureds, and ensure U.S. manufacture of products where required absent a federal waiver.

We may terminate the WARF License Agreement at any time upon 90 days’ written notice stating the reasons for termination. WARF may also terminate for uncured payment/reporting defaults (including failure to pursue development with commercially reasonable efforts), other uncured material breaches, or insolvency/ bankruptcy, with post-termination accounting required and pro-rated minimum royalties due for the year of termination.

In consideration for the rights granted under the WARF License Agreement, we paid a $50,000 license fee, and will pay an earned royalty in the low single digits on the net sales of products, including a pass-through of sales-based royalties on sublicensee sales, a sublicense consideration percentage in the mid double digits for sublicenses executed on or before December 31, 2022 and a low double digit percentage thereafter, and annual minimum royalties per calendar year, first due for calendar year 2026 and creditable against that year’s earned royalties.

Manufacturing

Our manufacturing capabilities are vertically integrated, as we develop and manufacture the critical quantum hardware, components and technology in house and manage production planning across facilities to support customer and program requirements. We maintain manufacturing and integration capabilities across both our Boulder, Colorado and Oxford, United Kingdom facilities. We manufacture Quantum Core, which we both sell as a standalone product line and use as the foundational building block used across our product offerings, at our Colorado facility and certain Quantum Cores-family systems at our Oxford facilities. We conduct system integration and related test activities primarily at our Colorado and Oxford facilities, and both locations support subsystem assembly, final system assembly and integration, calibration, testing and shipping for our quantum RF sensors, computing and Tiqker products. We have flexibility in our manufacturing process in that we have the ability to shift production of components across facilities to the extent needed with the purchase of additional equipment and personnel training.

Human Capital Resources

Our employees are critical to our success. As of December 31, 2025, we had 205 employees, of which 203 were full-time employees, including over 160 physicists and engineers working within quantum technology. Approximately 55% of our employees are based in the greater Denver, Colorado metropolitan area. We also engage a small number of consultants and contractors to supplement our permanent workforce. A majority of our employees are engaged in research and development and related functions, with approximately 78% of our employees holding advanced engineering and scientific degrees, including many from the world’s top universities.

To date, we have not experienced any work stoppages and maintain good working relationships with our employees. None of our employees are subject to a collective bargaining agreement or are represented by a labor union at this time.

Available Information

Our internet address is www.infleqtion.com. No portion of our website, or any other website that may be referenced, is incorporated by reference into this Annual Report.

You are advised to read this Annual Report in conjunction with other reports and documents that we file from time to time with the Securities and Exchange Commission (“SEC”). The SEC maintains information for electronic filers (including Infleqtion) at its website at www.sec.gov. We make our annual reports on Form 10-K, our quarterly reports on Form 10-Q, and our current reports on Form 8-K, and amendments to those reports, available on our internet website, free of charge, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC.

We intend to announce material information to the public through filings with the SEC, the investor relations page on our website (www.ir.infleqtion.com), press releases, public conference calls, public webcasts, our X account (@infleqtion), our LinkedIn page (www.linkedin.com/company/infq/), our company news site (www.infleqtion.com/newsroom), and our company blog (www.infleqtion.com/blog). The information contained on, or that can be accessed through, the foregoing channels is not a part of this Annual Report. The information disclosed by the foregoing channels could be deemed to be material information. As such, we encourage investors, the media, and others to follow the channels listed above and to review the information disclosed through such channels. Any updates to the list of disclosure channels through which we will announce information will be posted on the investor relations page on our website and in our periodic reports filed with the SEC.

ITEM 1A. RISK FACTORS

Investing in our securities involves risks. Before you make a decision to buy our securities, in addition to the risks and uncertainties discussed above under “Cautionary Note Regarding Forward-Looking Statements,” you should carefully consider the risks and uncertainties set forth herein as well as the other information in this Annual Report, including our consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The occurrence of any of the events or developments described below, or of additional risks and uncertainties not presently known to us or that we currently deem immaterial, could materially and adversely affect our business, financial condition, growth prospects, liquidity and results of operations. As a result, the market price of our securities could decline, and you could lose all or part of your investment. Additionally, the risks and uncertainties described in this Annual Report are not the only risks and uncertainties that we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may become material and adversely affect our business.

Risks Related to Our Business

Our business involves technology that is not mature, and we face significant barriers in our attempts to produce products that meet desired technical specifications.

Producing quantum computers and other products utilizing quantum technology is a difficult undertaking. There are significant research, development and manufacturing challenges that we and our business partners must overcome to build commercially viable products. We are still in the development stage for our quantum products and face significant challenges in developing these quantum products to meet the requirements of commercial use-cases. Some of the development challenges that could prevent the introduction of our quantum computers and other products within our pipeline include, but are not limited to, failure to find scalable ways to flexibly manipulate and increase qubits, failure to increase their number and fidelity, failure to transition quantum systems to leverage low-cost components, and failure to scale up the relationship of logical qubits to physical qubits. For example, we have currently only demonstrated 12 logical qubits. We are targeting a milestone of 100 logical qubits by 2028, which is the widely recognized threshold for achieving quantum advantage in commercially valuable applications; however, we may not be successful in reaching that threshold on our expected timeline.

In addition, we and our manufacturing partners will need to develop the manufacturing processes necessary to make these quantum products within our pipeline in high volume. We have not yet developed partnerships for manufacturing or validated a manufacturing process, nor acquired the tools, processes or support functions necessary to produce high volumes of our quantum products. If we are not able to overcome these manufacturing hurdles in building our quantum products, our business, financial condition and results of operations would be adversely affected.

Even if we complete development and achieve volume production of our quantum products, if the cost, performance characteristics or other specifications of such products fall short of our projections, our business, financial condition and results of operations would be adversely affected.

We have a history of operating losses and may not achieve or sustain profitability in the future.

We have experienced net losses in each period since inception. We generated net losses of $31.8 million and $53.8 million for the years ended December 31, 2025 and 2024, respectively. As of the year ended December 31, 2025, we had an accumulated deficit of $231.1 million. While we have experienced revenue growth in recent periods, we are not certain whether or when we will obtain a high enough volume of sales to achieve or maintain profitability in the future. We expect the rate at which we will incur losses to be significantly higher in future periods as we, among other things, continue to incur significant expenses in connection with the design, development and manufacturing of our products; expand our research and development activities; invest in manufacturing capabilities; build up inventories of components for our quantum computers; increase our sales and marketing activities; develop our distribution infrastructure; and increase our general and administrative functions to support our growing operations and being a public company. We may find that these efforts are more expensive than we currently anticipate or that these efforts may not result in revenues, which would further increase our losses. If we are unable to achieve and/or sustain profitability, or if we are unable to achieve the growth that we expect from these investments, it could have a material adverse effect on our business, financial condition or results of operations and could impair our ability to raise capital, expand our business, maintain our development efforts, obtain regulatory approvals, diversify our product offerings or continue our operations, and may cause the price of our common stock to decline. Our business model is unproven and may never allow us to cover our costs.

If we do not adequately fund our research and development efforts or use research and development teams effectively, we may not be able to achieve our technological goals, build scalable, commercial quantum solutions, or compete effectively, and our business and operating results may be harmed.

To remain competitive, we must continue to develop new product offerings and reach technological milestones, as well as add features and enhancements to our existing products. Maintaining adequate research and development personnel and resources to meet the demands of the market is essential. If we experience high employee or management turnover, or a lack of other research and development resources, we may miss market opportunities. The success of our business is dependent on our research and development teams developing a roadmap that allows us to achieve technical milestones, retain and increase the spending of our existing customers and attract new customers. The quantum technology industry is quickly evolving, and we may invest significantly in particular functionality or integrations that may become obsolete in the future, and any future product offerings, features or enhancements that we develop may be unsuccessful. The success of any new product offerings, enhancements or features depends on several factors, including our understanding of market demand, timely execution, successful introduction and market acceptance. We may not successfully develop new features or enhance our existing products to meet customer needs or our new products, features or enhancements may not achieve adequate acceptance in the market. Additionally, our improvements and enhancements may not result in our ability to recoup our investments in a timely manner, or at all. Our failure to maintain adequate research and development resources, to use our research and development resources efficiently or to compete effectively with the research and development programs of our competitors could materially adversely affect our business.

If our computers fail to achieve a broad quantum advantage, our business, financial condition and future prospects may be harmed.

“Quantum advantage” refers to the moment when a quantum computer can compute faster than traditional computers, while quantum supremacy is achieved once quantum computers are powerful enough to complete calculations that traditional supercomputers cannot perform at all. Broad quantum advantage is when quantum advantage is seen in many applications. No current quantum computers, including our quantum computing platform, have reached a broad quantum advantage, and they may never reach such advantage. Achieving broad quantum advantage will be critical to the success of any quantum computing company, including us. However, achieving broad quantum advantage would not necessarily lead to commercial viability of the technology that accomplished such advantage, nor would it mean that such system could outperform classical computers in tasks other than the one used to determine a quantum advantage.

Quantum computing technology that reaches broad quantum advantage may take decades to be realized, if ever. If we cannot develop quantum computers that have quantum advantage, customers may not purchase our products and services. If other companies’ quantum computers reach a broad quantum advantage prior to the time ours reaches such capabilities, it could lead to a loss of customers. While it is uncertain whether such technological breakthroughs will occur in the next several years, that does not preclude the possibility that such technological breakthroughs could occur, rendering our technology obsolete or inferior to other products. If any of these events occur, it could have a material adverse effect on our business, financial condition or results of operations.

Our estimates of market opportunity and forecasts of market growth may prove to be inaccurate.

Our market opportunity estimates and growth forecasts are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. The variables that go into the calculation of our market opportunity are subject to change over time, and there is no guarantee that any particular number or percentage of current or prospective customers covered by our market opportunity estimates will purchase our products at all or generate any particular level of revenue for us. In addition, alternatives to quantum computing, sensing and quantum software solutions may present themselves, which could substantially reduce the market for our products. Any expansion in our market depends on a number of factors, including the cost, performance and perceived value associated with our quantum solutions.

The methodology and assumptions used to estimate market opportunities may differ materially from the methodologies and assumptions previously used to estimate the total addressable market. To estimate the size of our market opportunities and our growth rates, we have relied on market reports by leading research and consulting firms and our own internal estimates. While our estimates of the total addressable market opportunity included in this registration statement are made in good faith and are based on assumptions and estimates we believe to be reasonable under the circumstances, these estimates of the total addressable market and growth forecasts are subject to significant uncertainty, are based on assumptions and estimates that may not prove to be accurate and are based on data published by third parties that we have not independently verified. Advances in classical computing may prove more robust for longer than currently anticipated. This could adversely affect the timing of any quantum advantage being achieved, if at all.

Additionally, capital and operating costs for the foreseeable future, are difficult to project, inherently variable and are subject to significant change based on a variety of factors including regulatory oversight, operating agreements, supply chain availability, inflation and other factors. Opportunities for cost reductions in quantum cores, logical qubits and other quantum computing and sensing products are similarly uncertain. While we believe our cost estimates are reasonable, they may increase significantly through design maturity, when accounting for supply chain availability or as a result of other factors. To the extent cost reductions in these areas are not achieved within the expected timeframe or magnitude, our products, may not be cost competitive with alternative technologies, which may have a material adverse effect on our business prospects, financial condition, results of operations and cash flows and could harm our reputation.

We may not be able to scale our business quickly enough to meet customer and market demand, which could adversely affect our financial condition and results of operations or cause us to fail to execute on our business strategies.

In order to grow our business, we will need to continually evolve and scale our business and operations to meet customer and market demand. We have never sold our quantum technology at large-scale commercial levels. Evolving and scaling our business and operations places increased demands on our management as well as our financial and operational resources to:

•	attract new customers and grow our customer base;

•	effectively manage organizational change;

•	design scalable processes;

•	accelerate and/or refocus research and development activities;

•	expand manufacturing, supply chain and distribution capacity;

•	increase sales and marketing efforts;

•	broaden customer support and services capabilities;

•	maintain or increase operational efficiencies;

•	scale support operations in a cost-effective manner;

•	implement appropriate operational and financial systems; and

•	maintain effective financial disclosure controls and procedures.

Large scale commercial production of quantum products may never occur. We have no experience in producing large quantities of our products and are currently constructing advanced generations of our products. As noted above, there are significant technological and logistical challenges associated with developing, producing, marketing, selling and distributing products in an advanced technology industry, including our products, and we may not be able to resolve all of the difficulties that may arise, including managing production at a scale or quality consistent with customer demand, in a timely or cost-effective manner, or at all.

The performance, reliability and stability of neutral atoms may degrade with increasing qubit counts. Further, it may also prove more difficult or even impossible to reliably interconnect neutral atoms, limiting the number of logical qubits that can be realized. These factors would adversely impact potential commercial feasibility of neutral atom systems.

Our products may contain defects in design and manufacture that may cause them to not perform as expected or that may require repair, recalls and design changes. Our quantum solutions are inherently complex and incorporate technology and components that have not been used for other applications and that may contain defects and errors, particularly when first introduced. We have a limited frame of reference from which to evaluate the long-term performance of our products. There can be no assurance that we will be able to detect and fix any or all defects in our quantum solutions. If our products fail to perform as expected, customers may delay deliveries, terminate further orders or initiate product recalls, each of which could adversely affect our sales and brand and could adversely affect our business, prospects and results of operations.

If we cannot evolve and scale our business and operations effectively, we may not be able to execute our business strategies in a cost-effective manner and our business, financial condition and results of operations could be adversely affected.

Our business could be harmed if we fail to manage growth effectively.

If we fail to manage growth effectively, our business, results of operations and financial condition could be harmed. We anticipate that a period of significant expansion will be required to address potential growth. This expansion will place a significant strain on our management, operational and financial resources. Expansion will require significant cash investments and management resources, and there is no guarantee that they will generate additional sales of our products, or that we will be able to avoid cost overruns or be able to hire additional personnel to support them as required. In addition, as we grow and potentially expand to new jurisdictions, we will also need to ensure our compliance with regulatory requirements in various jurisdictions applicable to the sale, installation and servicing of our products. To manage the growth of our operations and personnel, we must establish appropriate and scalable operational and financial systems, procedures and controls and establish and maintain a qualified finance, administrative and operations staff. We may be unable to acquire the necessary capabilities and personnel required to manage growth or to identify, manage and exploit potential strategic relationships and market opportunities.

Even if the market in which we compete achieves the forecasted growth, our business could fail to grow at similar rates, if at all.

Our success will depend upon our ability to expand, scale our operations and increase our sales capability. Even if the market in which we compete meets the size estimates and growth forecasted, our business could fail to grow at similar rates, if at all.

Moreover, because of our unique technology, our customers will require particular support and service functions, some of which are not currently available. If we experience delays in adding such support capacity or servicing our customers efficiently, or experience unforeseen issues with the reliability of our technology, it could overburden our servicing and support capabilities. Similarly, increasing the number of our customers, products or services, for example by entering into government contracts and expanding to new geographies, has required and may continue to require us to rapidly increase the availability of these services. Failure to adequately support and service our customers may inhibit our growth and ability to expand computing targets globally. There can be no assurance that our projections on which such targets are based will prove accurate or that the pace of growth will meet customer expectations. Failure to grow at rates similar to that of the quantum industry may adversely affect our operating results and ability to effectively compete within the industry.

We will require substantial additional capital to pursue our business objectives and respond to business opportunities, challenges or unforeseen circumstances, and we cannot be sure that additional financing will be available.

Our business and our future plans for expansion are capital-intensive, and the specific timing of cash inflows and outflows may fluctuate substantially from period to period. We believe that our cash, cash equivalents and marketable securities as of December 31, 2025 should be sufficient to meet our anticipated operating cash needs for at least the next 12 to 18 months based on our current business plan, and expectations and assumptions considering current macroeconomic conditions. Our operating plan may change because of factors currently unknown, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other sources, such as strategic collaborations. Such financings may result in dilution to our stockholders, issuance of securities with priority as to liquidation and dividend and other rights more favorable than common stock, imposition of debt covenants and repayment obligations or other restrictions that may adversely affect our business. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe that we have sufficient funds for current or future operating plans. Weakness and volatility in capital markets and the economy, in general or as a result of bank failures or macroeconomic conditions such as high inflation and interest rates, could limit our access to capital markets and increase our costs of borrowing.

There can be no assurance that financing will be available to us on favorable terms, or at all. The inability to obtain financing when needed may make it more difficult for us to operate our business or implement our growth plans.

We are or may be subject to risks associated with our current or future partnerships or strategic relationships, and we may not be able to maintain our current strategic partnerships, including relationships with certain government entities or prime contractors, or realize the anticipated benefits from any such relationships or opportunities in the future.

The majority of our partnerships currently consist of non-binding memoranda of understanding and letters of intent (“MOUs”) or to form strategic alliances with such third parties with the goal of advancing our technologies and expanding our strategic relationships in the future, including with respect to potential future go-to-market initiatives. We may in the future enter into additional strategic partnerships through similar MOUs. There is no guarantee that any of our MOUs will lead to any binding agreements or lasting or successful business relationships with such partners and potential customers, or that any of our development partnerships will ultimately lead to advancement of commercial products. If these strategic partnerships are formally established, they may subject us to several risks, including risks associated with sharing proprietary information, non-performance by the third-party and increased expenses in establishing new strategic partnerships, any of which may materially and adversely affect our business. We may have limited ability to monitor or control the actions of these third parties and, to the extent any of these strategic third parties suffer negative publicity or harm to their reputation from events relating to our business, we may be required to indemnify such parties. We may also suffer negative publicity or harm to our reputation by virtue of our association with any such third-party. In addition, our operating model includes forecasts with respect to near-term customer bookings that may be based on verbal agreements. If such bookings do not ultimately result in the expected contract or in revenue in the amount we expect or at all, our business and financial results may be harmed.

We have entered into, and may enter into, strategic partnerships to develop and commercialize our current and future research and development programs with government and other public entities to accomplish one or more of the following:

•	develop utility-scale, neutral atom quantum computing systems;

•	develop an ultra-broadband quantum radio frequency aperture/receiver system prototype; and

•	develop an optical atomic clock utilizing quantum sensing technology.

Strategic partnerships and ongoing customer relationships will be an important factor in the growth and success of our business. However, there are no assurances that we will be able to continue to identify or secure suitable business relationship opportunities in the future or our competitors may capitalize on such opportunities before we do. Moreover, identifying such opportunities could require substantial management time and resources, and negotiating and financing relationships involves significant costs and uncertainties. If we are unable to successfully source and execute on strategic relationship opportunities in the future, our overall growth could be impaired, and our business, prospects, financial condition and operating results could be materially adversely affected.

Our ability to use net operating loss carryforwards and certain other tax attributes may be limited.

We have incurred losses during our history, do not expect to become profitable in the near future and may never achieve profitability. As of December 31, 2025 and 2024, we had U.S. federal and state net operating loss carryforwards of approximately $117.4 million and $104.0 million, respectively. Under current law our federal net operating loss carryforwards will not expire and may be carried forward indefinitely, but the deductibility of such federal net operating loss carryforwards in a taxable year is generally limited to no more than 80% of current year taxable income (with certain adjustments in such year).

In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), our U.S. federal net operating loss carryforwards and other tax attributes may become subject to an annual limitation in the event of certain cumulative changes in the ownership of our stock. An “ownership change” pursuant to Section 382 of the Code generally occurs if one or more stockholders or groups of stockholders who own at least 5% of a corporation’s stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Our ability to utilize our net operating loss carryforwards and other tax attributes to offset future taxable income or tax liabilities may be limited as a result of ownership changes, including changes in connection with the Business Combination completed in February 2026 or other transactions. Similar rules may apply under state tax laws. We have not performed any analysis of the cumulative change in our ownership for Section 382 purposes resulting from the Business Combination completed in February 2026 or any other transactions in the past since our formation, or any resulting limitations on our ability to utilize our net operating loss carryforwards and other tax attributes, in part, due to the complexity and cost associated with such a study.

If we earn taxable income, such limitations could result in increased future income tax liability and our future cash flows could be adversely affected. Similar provisions of state tax law also may apply to limit our use of accumulated state tax attributes. In addition, at the state level, there may be periods during which the use of net operating losses is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. We have recorded a full valuation allowance related to our net operating loss carryforwards and other deferred tax assets due to the uncertainty of the ultimate realization of the future benefits of those assets.

In the future we may be required to record significant charges for impairment of our long-lived assets, other assets or investments.

An adverse change in market conditions, including a negative change to our position in the market or lack of growth in demand for our products could be considered to be an impairment triggering event. Such changes in the future could impact valuation assumptions relating to the recoverability of assets and may result in impairment charges to our long-lived assets, other assets or investments, which would have a negative impact on our operating results and harm our business.

There are inherent uncertainties in management’s estimates, judgments and assumptions used in assessing recoverability of intangible and other long-lived assets. Any material changes in key assumptions, including failure to meet business plans, a deterioration in the U.S. and global financial markets, an increase in interest rates or an increase in the cost of equity financing by market participants within the industry or other unanticipated events and circumstances, may decrease our projected cash flows or increase discount rates and could potentially result in an impairment charge. From time to time, we may be required to record a significant charge to earnings in our consolidated financial statements during the period in which any impairment of our long-lived assets is determined, which might have a materially adverse impact on our business operations and our financial position or results of operations.

If our quantum solutions are not compatible with some or all industry-standard software and hardware in the future, our business could be harmed.

Developing quantum solutions requires unique tools, software, hardware, and development environments. We have focused our efforts on creating quantum solutions utilizing neutral atoms and quantum-based software platforms for various quantum computing platforms. Full utilization of our quantum solutions may depend on third-party software, standards, specifications, applications, hardware and services, which may not be compatible with our quantum solutions and their development, or may not be available to us or our customers on commercially reasonable terms, or at all, which could harm our business.

If our customers are unable to achieve compatibility between other software and hardware and our software and hardware, it could impact our relationships with such customers or with customers, generally, if the incompatibility is more widespread. In addition, the mere announcement of an incompatibility problem relating to our products with higher level software tools could cause us to suffer reputational harm and/or lead to a loss of customers. Any adverse impacts from the incompatibility of our quantum solutions could adversely affect our business, operating results and financial condition.

The quantum technology industry is competitive on a global scale, and we may not be successful in competing in this industry or establishing and maintaining confidence in our long-term business prospects among current and future partners and customers.

The markets in which we operate are rapidly evolving and highly competitive. As these markets continue to mature and new technologies and competitors enter such markets, we expect competition to intensify. Our current competitors include (among others):

•	large, well-established tech companies that generally compete in all of our markets, including Amazon, Google, IBM, Intel and Microsoft;

•	quantum computing companies such as IonQ, D-Wave Computing, and Rigetti Computing;

•	countries such as Japan, China, Russia, Australia, Canada, the UK and certain countries in the European Union, which sponsor material government-funded research in quantum computing;

•	less-established public and private companies with competing technology, including companies located outside the United States; and

•	new or emerging entrants seeking to develop competing technologies.

Many of our competitors have substantially greater brand recognition, customer relationships and financial, technical and other resources, including an experienced sales force and sophisticated supply chain management. They may be able to respond more effectively than us to new or changing opportunities, technologies, standards, customer requirements and buying practices or to cross-subsidize their quantum offerings from their other higher margin operations. In addition, many countries are focused on developing quantum solutions either in the private or public sector and may subsidize quantum computers and other technology, which may make it difficult for us to compete. Many of these competitors do not face the same challenges we do in growing our business, including research, development, manufacturing, sales and marketing. In addition, other competitors might be able to compete with us by bundling their other products in a way that does not allow us to offer a competitive solution.

Additionally, we must be able to achieve our objectives in a timely manner or our quantum technology may lose ground to competitors, including competing technologies. Because there are a large number of market participants, including certain sovereign nations, focused on developing quantum technology, we must dedicate significant resources to achieving any technical objectives on the timelines established by our management team. Any failure to achieve objectives in a timely manner could adversely affect our business, operating results and financial condition.

For all of these reasons, competition may negatively impact our ability to maintain and grow consumption of our products and platform or put downward pressure on our prices and gross margins, any of which could materially harm our reputation, business, results of operations and financial condition.

The quantum technology industry is in its early stages and volatile, and if it does not develop, if it develops slower than we expect, if it develops in a manner that does not require use of our quantum solutions, if it encounters negative publicity or if our solutions do not drive commercial engagement, the growth of our business will be harmed.

The nascent market for quantum technology is still rapidly evolving, characterized by rapidly changing technologies, competitive pricing and competitive factors, evolving government regulation and industry standards, and changing customer demands and behaviors. If the market for quantum technology in general, or a certain quantum technology sector (such as quantum computing, networking, sensing, timing or RF) does not develop as expected, or develops more slowly than expected, our business, prospects, financial condition and operating results could be harmed.

In addition, our growth and future demand for our products is highly dependent upon the adoption of certain quantum technologies and commercially useful quantum algorithms to run on quantum computers by developers and customers, as well as on our ability to demonstrate the value of quantum solutions to our customers. Delays in future generations of our quantum computers or other technology, or technical failures at other quantum computing or other quantum technology companies could limit market acceptance of our solution. Negative publicity concerning our solution or the quantum technology industry as a whole, or a certain quantum technology sector, could limit market acceptance of our solution. We believe quantum technology will solve many large-scale problems. However, such problems may never be solvable by quantum technology, or may only be solvable by systems that are more technologically mature than we currently expect. If our clients and partners do not perceive the benefits of our solutions and products, or if our solution does not drive customer engagement, then our market may not develop at all, or it may develop slower than we expect. If any of these events occur, it could have a material adverse effect on our business, financial condition or results of operations. If progress towards quantum advantage ever slows relative to expectations, it could adversely impact revenues and customer confidence to continue to pay for testing, access and “quantum readiness.” This would adversely affect revenues in the period before quantum advantage.

We may not be able to accurately estimate the future supply and demand for our products, including our quantum solutions, which could result in a variety of inefficiencies in our business and hinder our ability to generate revenue. If we fail to accurately predict our manufacturing requirements, we could incur additional costs or experience delays.

It is difficult to predict our future revenues and appropriately budget for our expenses, and we may have limited insight into trends that may emerge and affect our business. We anticipate being required to provide forecasts of our demand to our current and future suppliers prior to the scheduled delivery of products to potential customers. Currently, there is no historical basis for making judgments on the demand for our quantum computers and certain of our other products or our ability to develop, manufacture, and deliver quantum computers, sensors and other products, or our profitability, if any, in the future. If we overestimate our requirements, our suppliers may have excess inventory, which indirectly would increase our costs. If we underestimate our requirements, our suppliers may have inadequate inventory, which could interrupt the manufacturing of our products and result in delays in shipments and revenues. We may also accumulate excess inventory, or our suppliers may require us to purchase excess inventory, which may affect our profitability. In addition, the lead times for materials and components that our suppliers order may vary significantly and depend on factors such as the specific supplier, contract terms and demand for each component at a given time. If we fail to order sufficient quantities of product components in a timely manner, the delivery of quantum computers and other products to our potential customers could be delayed, which would harm our business, financial condition and operating results.

Additionally, we are reliant on third-party suppliers, including sole source suppliers, for components necessary to develop and manufacture our quantum computing and networking solutions. As our business grows, we must continue to scale and adapt our supply chain or it could have an adverse impact on our business. If we are unable to develop robust supply chains, this could cause us to delay or halt production of our quantum products and/or entail higher manufacturing costs, any of which could materially adversely affect our business, operating results, and financial condition and could materially damage relationships with our strategic partners and future customers.

We are highly dependent on our key employees who have specialized knowledge, and our ability to attract and retain senior management and other key employees is critical to our success.

Our future success is highly dependent on our ability to attract and retain our executive officers, key employees and other qualified personnel, including our employees who have specialized knowledge and our employees from acquired businesses. We have experienced in the past, and as we build our brand and become more well known, there is increased risk that we may further experience in the future, competitors or other companies hiring our personnel. The loss of the services provided by these individuals could adversely impact the achievement of our business strategy. These individuals could leave our employment at any time, as they are “at will” employees. A loss of one of our key employees, particularly to a competitor, could also place us at a competitive disadvantage. Effective succession planning is important to our long-term success, and failure to ensure effective transfer of knowledge and smooth transitions involving key employees could hinder our strategic planning and execution.

Our future success also depends on our continuing ability to attract, develop, motivate and retain highly qualified and skilled employees. The market for highly skilled workers and leaders in the quantum technology industry is extremely competitive. In particular, hiring qualified personnel specializing in engineering, software development and sales, as well as other technical staff and research and development personnel, is critical to our business and the development of our solutions. Some of these professionals are hard to find and we may encounter significant competition in our efforts to hire them. Many of the other companies with which we compete for qualified personnel have greater financial and other resources than we do. The effective operation of our supply chain, including the acquisition of critical components and materials, the development of our quantum solutions, the commercialization of our quantum solutions and the effective operation of our managerial and operating systems all depend upon our ability to attract, train and retain qualified personnel in the aforementioned specialties. Additionally, changes in immigration and work permit laws and regulations or the administration or interpretation of such laws or regulations, including changes following the recent U.S. federal elections, could impair our ability to attract and retain highly qualified employees. If we cannot attract, train and retain qualified personnel, in this competitive environment, we may experience delays in the development of our quantum solutions and be otherwise unable to develop and grow our business as projected, or even at all.

We rely heavily on sales to certain customers, including the U.S. government.

Historically, we have derived a significant portion of our total sales from the U.S. government and its agencies. Sales to the customers within the U.S. government, either as a prime contractor or subcontractor, represented approximately 60% of our revenue for the fiscal year ended December 31, 2025. We believe that the success and growth of our business for the foreseeable future will continue to depend to a significant degree on our ability to win government contracts and we cannot assure you that future revenue from the U.S. government will be comparable. Many of our government customers are subject to budgetary constraints and our continued performance under these contracts, or award of additional contracts from these agencies, could be jeopardized by spending reductions or budget cutbacks at these agencies. Recently, the reduction of government spending has been a primary focus of the federal government and its efforts to review spending for waste, fraud and abuse is expected to continue. As a result of these factors, the funding of U.S. government programs is uncertain. We are dependent on continued congressional appropriations and administrative allotment of funds based on an annual budgeting process. We cannot assure you that current levels of congressional funding for our products and services will continue and that our business will not decline. In addition, approximately 12% of our revenue for the fiscal year ended December 31, 2025 was related to contracts with the UK government. While we expect to enter into additional contracts with the UK government in the future, we cannot assure you that future revenue from the UK government will be comparable.

A significant decline in government expenditures generally, or with respect to programs for which we provide products and/or services, could adversely affect our business and prospects. Our operating results may also be negatively impacted by other developments that affect these government programs generally, including the following:

•	changes in government programs that are related to our products and services;

•	adoption of new laws or regulations relating to government contracting or changes to existing laws or regulations;

•	changes in political or public support for security and defense programs;

•	delays or changes in the government appropriations and budget process;

•

ability to comply with existing and new or modified laws and regulations applicable to its business, including the impact of SBIR and other small business set aside ineligibility of newly acquired entities;

•	uncertainties associated with the current global threat environment and other geo-political matters; and

•	delays in the payment of our invoices by government payment offices.

These developments and other factors could cause governmental agencies to reduce their purchases under existing contracts, to exercise their rights to terminate contracts at-will or to abstain from renewing contracts or entering into new contracts, any of which would cause our revenue to decline and could otherwise harm our business, financial condition and results of operations.

Our future growth and success depends in part on our ability to sell effectively to government entities and large enterprises.

Our customers and potential customers include domestic and international government agencies and large enterprises. Therefore, our future success will depend on our ability to effectively sell our products and services to such customers and strategic partners. Sales to these end-customers involve risks that may not be present (or that are present to a lesser extent) with sales to non-governmental agencies or smaller customers. These risks include, but are not limited to, (i) increased purchasing power and leverage held by such customers in negotiating contractual arrangements with us and (ii) longer sales or service cycles and the associated risk that substantial time and resources may be spent on a potential end-customer that elects not to purchase our solutions. Sales to government agencies can be priced as fixed fee development contracts, which involve additional risks. Cost-plus and time-and-materials contracts can adversely affect our results of operations and financial condition if our costs do not qualify as allowable costs under applicable regulations. In addition, government contracts generally include the ability of government agencies to terminate for its convenience which, if exercised, would result in a lower contract value and lower than anticipated revenues generated by such arrangement. Additionally, such government contracts may limit our ability to do business with foreign governments or prevent us from selling our products in certain countries.

Government agencies and large organizations often undertake a significant evaluation process that results in a lengthy sales cycle. Our contracts with government agencies are typically structured in phases, with each phase subject to satisfaction of certain conditions. As a result, it is possible that the actual scope of work performed pursuant to any such contracts, in addition to related contract revenue, could be less than total contract value. In addition, product purchases by such organizations are frequently subject to budget constraints, multiple approvals and unanticipated administrative, processing and other delays. Finally, these organizations typically have longer implementation cycles, require greater product functionality and scalability, require a broader range of services, demand that vendors take on a larger share of risks, require acceptance provisions that can lead to a delay in revenue recognition and expect greater payment flexibility. All of these factors can add further risk to business conducted with these potential customers and could lead to lower revenue results than originally anticipated.

Additionally, changes in government spending could have adverse consequences on our financial position, results of operations and business. Our anticipated future revenues from the U.S. government result from contracts awarded under various U.S. government programs. Cost cutting, including through consolidation and elimination of duplicative organizations, has become a major initiative for certain departments within the U.S. government. The funding of our programs is subject to the overall U.S. government budget and appropriation decisions and processes, which are driven by numerous factors, including geo-political events and macroeconomic conditions.

Significant reduction in U.S. government spending could have long-term consequences to our financial results and operations. In addition, changes in government priorities and requirements could impact the funding, or the timing of funding, of our programs, which could negatively impact our results of operations and financial condition.

Legacy Infleqtion identified material weaknesses in its internal control over financial reporting. If our remediation of such material weaknesses is not effective, or if we identify additional material weaknesses in the future or otherwise fail to develop and maintain effective internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable laws and regulations could be impaired.

As a public company, we are required to evaluate and determine the effectiveness of internal control over financial reporting. Neither we nor our independent registered public accounting firm were required to, and therefore did not, perform an evaluation of the effectiveness of our internal control over financial reporting as of or for any period included in our financial statements included herein, nor any period subsequent in accordance with the provisions of the Sarbanes-Oxley Act. However, in connection with the preparation its financial statements for the years ended December 31, 2025 and 2024, Legacy Infleqtion identified material weaknesses in its internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses identified pertained to:

•	not having sufficient personnel within the accounting function to facilitate proper segregation of duties over the review of journal entries;

•	throughout 2025, not having sufficient personnel to perform effective risk assessment and maintain effective internal controls over the review of accounting transactions;

•	throughout 2025, failing to design and maintain effective monitoring controls at a sufficient level of precision over the accounting performed by our UK subsidiary; and

•	failing to implement controls and a system of review and approval for entries and changes to the system of record for equity.

To date, we have taken the following steps to begin to remediate these material weaknesses:

•	we replaced our accounting software with one that is more robust and suitable for a publicly reporting company;

•	we began the design and implementation of controls related to restricting user and privileged access to appropriate personnel, including as it relates to segregation of duties;

•	we consulted with experts on technical accounting matters, internal controls and in the preparation of our financial statements;

•	we began implementing a risk assessment process and enhancing controls to ensure proper oversight over accounting related to significant accounts and transactions including at our UK subsidiary;

•	we commenced a process of hiring additional accounting and finance resources with relevant public company experience; and

•	we transitioned our system of record for equity to a third party registrar and transfer agent.

There can be no assurances that the actions we have taken to remediate these material weaknesses will be effective now or in the future. These material weaknesses will not be considered remediated until management completes the design and implementation of the measures described above and the controls operate for a sufficient period of time and management has concluded, through testing, that these controls are effective. This remediation process, including testing the effectiveness of the remediation efforts, may extend into 2027. Additionally, there can be no assurance that we have identified all, or that we will not in the future identify additional material weaknesses. Material weaknesses may still exist when we report on the effectiveness of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act.

The process of designing and implementing internal control over financial reporting required to comply with the disclosure and attestation requirements of Section 404 of the Sarbanes-Oxley Act will be time-consuming and costly. If during the evaluation and testing process we identify additional material weaknesses in our internal control over financial reporting or determine that existing material weaknesses have not been remediated, our management will be unable to assert that our internal control over financial reporting is effective. If we are unable to assert that our internal control over financial reporting is effective, or when required in the future, if our auditors are unable to express an unqualified opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could be adversely affected and we could become subject to litigation or investigations by NYSE, the SEC or other regulatory authorities, which could require additional financial and management resources.

If our information technology systems or those third parties with whom we work or our data, are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions, litigation, fines and penalties, disruptions of our business operations, reputational harm, loss of revenue or profits, loss of customers or sales and other adverse consequences.

In the future, we and the third parties with whom we work may begin to collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit and share (collectively, “process”)

proprietary, confidential and sensitive data, including confidential business data, trade secrets, sensitive third-party data, personal data, controlled unclassified information, business plans, transactions and financial information of our own, our partners, our vendors and their own supply chains, our customers or other third parties (collectively, “sensitive information”).

Cyber-attacks, malicious internet-based activity, online and offline fraud and other similar activities would threaten the confidentiality, integrity and availability of any sensitive information and information technology systems, and those of the third parties with whom we work. Such threats are prevalent and continue to rise, are increasingly difficult to detect and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation states and nation-state-supported actors.

Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state and nation-state-supported actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other geopolitical tensions or conflicts, we, the third parties with whom we work and our customers may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that could materially disrupt our systems and operations, supply chain and ability to distribute our services.

We, our employees and the third parties with whom we work have been and continue to be subject to a variety of evolving threats and attacks, including but not limited to social-engineering attacks (including through phishing attacks or deep fakes, which may be increasingly more difficult to identify as fake), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks, credential stuffing attacks, credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fires, floods, attacks enhanced or facilitated by AI and other similar threats.

In particular, severe ransomware attacks are becoming increasingly prevalent — have impacted companies like ours that are engaged in manufacturing — and can lead to significant interruptions in our operations, ability to provide our products or services, loss of sensitive data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments.

Additionally, we are incorporated into the supply chains of companies worldwide and, as a result, if our services are compromised, a significant number or, in some instances, all of our customers and their data could be simultaneously affected. The potential liability and associated consequences we could suffer as a result of such a large-scale event could be catastrophic and result in irreparable harm.

It may be difficult and/or costly to detect, investigate, mitigate, contain and remediate a security incident. Our efforts to do so may not be successful. Actions taken by us or the third parties with whom we work to detect, investigate, mitigate, contain and remediate a security incident could result in outages, data losses, and disruptions of our business. Threat actors may also gain access to other networks and systems after a compromise of our networks and systems.

Remote work has increased risks to our information technology systems and data, as more of our employees utilize network connections, computers and devices outside our premises or network, including working at home, while in transit and in public locations. Additionally, future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Furthermore, we may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program.

Our reliance on third parties could introduce new cybersecurity risks and vulnerabilities, including supply-chain attacks, and other threats to our business operations. Our quantum software platform is built to be accessed through third-party cloud providers, and we rely on these and other third-party service providers and technologies to operate critical business systems to process sensitive information in a variety of contexts, including, without limitation, other cloud-based infrastructure, data center facilities, encryption and authentication technology, employee email, content delivery to customers, and other functions. We also rely on third-party service providers to provide other products, services or parts, or otherwise to operate our business. Our ability to monitor these third parties’ information security practices is limited, and these third parties’ may not be effective to protect against all cybersecurity risks and vulnerabilities. If the third parties with whom we work experience a security incident or other interruption, we could experience adverse consequences. While we may be entitled to damages if the third parties with whom we work fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. In addition, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties’ infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised.

While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We take steps designed to detect, mitigate and remediate vulnerabilities in our information systems (such as our hardware and/or software, including that of third parties with whom we work). We may not, however, detect and remediate all such vulnerabilities including on a timely basis. Further, we may experience delays in developing and deploying remedial measures and patches designed to address identified vulnerabilities. Vulnerabilities could be exploited and result in a security incident. Security incidents that may appear to be minor when assessed individually, may become material, at a later date, when considered in the aggregate.

Any of the previously identified or similar threats have in the past and may in the future cause a security incident or other interruption that could result in unauthorized, unlawful, or accidental access to, or acquisition, modification, destruction, loss, alteration, encryption, disclosure or other processing of our sensitive information or our information technology systems, or those of third parties with whom we work. For example, we have been the target of phishing attacks in the past and expect such attempts will continue in the future. A security incident or other interruption could disrupt our ability (and that of third parties with whom we work) to provide our services.

In addition, as a contractor supporting defense and national security customers, we are subject to certain additional regulatory compliance requirements relating to data privacy and cybersecurity. We are also subject to the U.S. Department of Defense Cybersecurity Maturity Model Certification (“CMMC”), requirements, which will require all contractors to receive specific certifications relating to specified cybersecurity standards in order to be eligible for contract awards. In addition, CMMC certification requirements may be required in modifications to existing contracts. To the extent we are unable to achieve certification in advance of applicable contract awards that specify the requirement, we will be unable to bid on such contract awards or on follow-on awards for existing work with the U.S. Department of Defense, depending on the level of standard as required for each solicitation, or be ineligible to receive option awards under existing contracts that specify the certification requirement, which could adversely impact our revenue and profitability. In addition, our subcontractors, and in some cases our vendors, may also be required to adhere to the CMMC program requirements and potentially to achieve certification. Should our supply chain fail to meet compliance requirements or achieve certification, this may adversely affect our ability to receive award or execute on relevant government programs. In addition, any obligations that may be imposed on us under the CMMC may be different from or in addition to those otherwise required by applicable laws and regulations, which may cause additional expense for compliance.

We expend and may in the future expend significant resources to try to protect against security incidents. Further, we have in the past and may in the future modify our business activities to try to protect against security incidents. Additionally, certain privacy and security obligations (including contracts with customers) require us to implement and maintain specific security measures or industry-standard or reasonable security measures to protect the relevant information technology systems and sensitive information.

Applicable privacy and security obligations may require us, or we may voluntarily choose to notify relevant stakeholders including affected individuals, customers, regulators, and investors, of security incidents, or to take other actions, such as providing credit monitoring and identity theft protection services. Such disclosures are costly, and the disclosure or the failure to comply with such requirements could lead to adverse consequences.

If we (or a third party with whom we work) experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences, such as notification obligations; government enforcement actions (for example, investigations, fines, penalties, audits and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive information (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; diversion of management attention; interruptions in our operations (including availability of data); financial loss; and other similar harms. Security incidents and attendant material consequences may prevent or cause customers to stop using our services, deter new customers from using our services, and negatively impact our ability to grow and operate our business.

Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages or claims related to our data privacy and security obligations. We cannot be sure that our insurance coverage will be adequate or sufficient to protect us from or to mitigate liabilities arising out of our privacy and security practices, that such coverage will continue to be available on commercially reasonable terms or at all or that such coverage will pay future claims.

As a contractor that provides support to the U.S. Department of Defense, we are required to comply with a variety of contract clauses related to the safeguarding of sensitive Controlled Unclassified Information (“CUI”) pursuant to contract clauses and consistent with the controls in National Institute of Standards and Technology, Special Publication 800-171 (“NIST-SP 800-171”). Responsibilities include, among other items, providing adequate security on information systems, completing and reporting system compliance assessments, and reporting security breaches. We have in the past failed, and may in the future, fail to be in complete compliance with such contract clauses. To the extent we do not and in the future are not able to maintain proper safeguards required under such clauses, in advance of applicable contract awards that specify the requirement, we may experience a variety of adverse consequences (including, claims) such as being unable to bid on such contract awards or on follow-on awards for existing work with the U.S. Department of Defense or being ineligible to receive option awards under existing contracts that specify the certification requirement, any of which could adversely impact our revenue and profitability. In addition, our subcontractors, and in some cases our vendors, are or may also be required to adhere to the NIST-SP 800.171 requirements. Should our supply chain fail to meet compliance requirements, this may adversely affect our ability to receive awards or execute on relevant government programs.

In addition to experiencing a security incident, third parties may gather, collect or infer sensitive information about us from public sources, data brokers or other means that reveal competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position.

Our use of generative AI tools may pose risks to our proprietary software and systems and subject us to legal liability.

We use generative AI tools in our business, and we expect to use generative AI tools in the future, including to generate code and other materials incorporated into our products, proprietary software and systems, and for other internal and external uses. Generative AI refers to deep-learning models that can generate new data, such as text, images and other content, by analyzing and emulating existing data. Advanced generative AI tools, which may produce content indistinguishable from that generated by humans, are a relatively novel development, with benefits, risks and liabilities still unknown. Recent decisions of governmental entities and courts (such as the U.S. Copyright Office, U.S. Patent and Trademark Office and U.S. Court of Appeals for the Federal Circuit)

interpret U.S. copyright and patent law as limited to protecting works and inventions created by human authors and inventors, respectively. We are therefore unlikely to be able to obtain U.S. copyright or patent protection for works or inventions wholly created by a generative AI tool, and our ability to obtain U.S. copyright and patent protection for source code, text, images, inventions, or other materials, which are developed with some use of generative AI tools, may be limited, if available at all. Likewise, the availability of such IP protections in other countries is unclear. In addition, we may have little or no insight into and no control over the content and materials used by vendors to train these generative AI tools. There is ongoing litigation over whether the use of copyrighted materials to train the AI models used in these tools is lawful, and the impact of decisions in such litigation on our use of generative AI tools is unknown. Additionally, our use of third-party generative AI tools to develop source code, text, images, inventions, or other materials may expose us to greater risks than utilizing contracted human developers, as third-party generative AI vendors typically do not provide warranties or indemnities with respect to the output generated by such generative AI tools, and generative AI tools may also hallucinate, providing output that appears correct but is erroneous.

Additionally, while we employ practices designed to evaluate, track and mitigate risk around our use of third-party generative AI tools, our use of such tools may inadvertently violate a third party’s rights, be non-compliant with the applicable terms of use or our other legal obligations, or result in a security or privacy risk or data leakage. Our use of this technology could result in additional compliance costs, regulatory investigations and actions, and lawsuits. For example, we may face claims from third parties claiming infringement of their intellectual property rights or mandatory compliance with open-source software or other license terms with respect to software or other materials or content we believed to be available for use and not subject to license terms or other third-party proprietary rights. Any of these claims could result in legal proceedings and could require us to purchase costly licenses, comply with the requirements of third-party licenses, or limit or cease using the implicated software or other materials or content, unless and until we can re-engineer such software, materials or content to avoid infringement or change the use of, or remove, the implicated third-party materials, which could reduce or eliminate the value of our technologies and services. Our use of generative AI tools to generate code may also present additional security risks because the generated source code may contain security vulnerabilities. Additionally, the vendors of these generative AI tools may fail to comply with their contractual obligations to us regarding the confidentiality or security of any data or other inputs provided to such vendor or outputs generated by their generative AI tools. Our sensitive information or that of our customers could be leaked, disclosed, or revealed as a result of or in connection with our employees’, personnel’s or vendors’ use of third-party generative AI technologies.

Unfavorable conditions in our industry, the global economy or other catastrophic events may disrupt our business, could limit our ability to grow and could negatively affect our results of operations.

Our results of operations may vary based on the impact of changes in our industry or the global economy on us or our customers and potential customers. Negative conditions in the general economy both in the United States and abroad, including conditions resulting from changes in gross domestic product growth, inflation, financial and credit market fluctuations, international trade relations and tariffs, pandemics, natural catastrophes, warfare and terrorist attacks on the United States or elsewhere, could cause a decrease in business investments, including the progress on development of quantum technologies, and negatively affect the growth of our business. Geopolitical tensions in and around Ukraine, the Middle East and other areas of the world have created extreme volatility in the global capital markets and supply chains are expected to have further global economic consequences, including disruptions of the global supply chain and energy markets, and further acts of war, terror, or responses to each could result in similar or increased impacts on the global economy. Increased inflation rates can adversely affect us by increasing our costs, including labor and employee benefit costs. In addition, higher inflation also could increase our customers’ operating costs, which could result in reduced budgets for our customers and potentially less demand for our quantum software products and the development of quantum technologies. Any significant increases in inflation and related increase in interest rates could have a material adverse effect on our business, results of operations and financial condition.

In addition, in challenging economic times, our current or potential future customers may experience cash flow problems and as a result may modify, delay or cancel plans to purchase our products and services. Additionally, if our customers are not successful in generating sufficient revenue or are unable to secure financing, they may not be able to pay, or may delay payment of, accounts receivable due to us. Moreover, our key suppliers may reduce their output or become insolvent, thereby adversely impacting our ability to manufacture our products. Furthermore, uncertain economic conditions may make it more difficult for us to raise funds through borrowings or private or public sales of debt or equity securities. We cannot predict the timing, location, strength or duration of any economic slowdown, instability or recovery, generally or within any particular industry.

The occurrence of adverse events, cancellations of significant projects, delays in project timelines, adjustments in cost structures, and other negative developments announced by competitors could have an impact on our operations, financial performance, and future prospects.

The occurrence of newsworthy events in the quantum computing and sensing industry as a whole, including, but not limited to, the delay of major projects, inflated cost adjustments, fluctuations in product pricing strategies, cancellations of public offerings, customer withdrawals, or disruptions in supply chain may adversely affect our business in several ways, including:

•

Negative news or events associated with industry peers may lead to decreased investor confidence in the sector, which could impact the broader stock market performance of companies operating within the industry, including Infleqtion. This could result in fluctuations or declines in our stock price irrespective of our internal performance.

•

Adverse events involving our competitors may alter the competitive landscape, affecting market share dynamics, pricing strategies, and overall positioning within the industry. This could impact our ability to retain or expand our market presence.

•

Changes in market dynamics influenced by competitors’ actions, such as inflated cost adjustments or potential cancellations, could have ripple effects on our financial stability and profitability, influencing our financial metrics and potentially impacting investor perceptions.

While we implement risk mitigation strategies and highlight our unique business approach and how it differentiates us from our competitors, there is no guarantee that we will be insulated from the adverse effects of such events and the occurrence of any of these events could negatively impact our business operations and financial condition.

Government actions and regulations, such as tariffs and trade protection measures may adversely impact our business, including our ability to obtain products from our suppliers.

Political challenges between the United States and countries in our supply chain and changes to trade policies, including tariff rates and customs duties, trade relations between the United States and other countries and other macroeconomic issues could adversely impact our business. The United States administration has continued to impose tariffs on certain products imported into the United States with other countries as the country of origin, and certain of these countries have imposed tariffs in response to the actions of the United States. The likelihood of a further increase in tariffs on goods from other countries and the imposition of tariffs on goods sourced from other countries has materially increased in light of comments by the U.S. presidential administration, which has repeatedly communicated an intention to impose additional duties on imports from other countries. The U.S. government continues to add additional entities to restricted party lists impacting the ability of U.S. companies to provide products and technology, and, in certain cases, services, to these entities and, in some cases, to receive products, technology or services from these entities. The U.S. government also continues to increase end-use restrictions on the provision of products, technology and services to other countries including end-uses related to advanced computing. The U.S. presidential administration has signaled its intention to use U.S. trade policy, including tariffs and other trade restrictions, as an important foreign policy tool presenting uncertainty regarding the impact of future trade policies on our business. There is also a possibility of future tariffs, trade protection measures or other restrictions imposed on our products or on our customers by the United States or other countries that could have a material adverse effect on our business.

Given the relatively fluid regulatory environment the United States and uncertainty regarding how the U.S. government or other foreign governments will act with respect to tariffs and international trade agreements and policies, a trade war, further governmental action related to tariffs or international trade policies, or additional tax or other regulatory changes in the future could directly and adversely impact our financial results and results of operations. We cannot predict what actions may ultimately be taken with respect to trade relations between the United States and other countries, what products may be subject to such actions or what actions may be taken by the other countries in retaliation. If we are unable to obtain or use components for inclusion in our products, if component prices increase significantly or if we are unable to export or sell our products to any of our customers, our business, liquidity, financial condition and/or results of operations would be materially and adversely affected.

Acquisitions, divestitures, strategic investments and strategic partnerships could disrupt our business and harm our financial condition and operating results and our stock price could decline.

We have pursued and we may continue to pursue growth opportunities by acquiring complementary businesses, solutions or technologies through strategic transactions, investments or partnerships. Acquisitions and investments involve a number of risks, such as:

•	use of resources that are needed in other areas of our business;

•	in the case of an acquisition, implementation or remediation of controls, procedures and policies of the acquired company;

•	in the case of an acquisition, difficulty integrating the business systems and operations of the acquired company, including potential risks to our corporate culture;

•

in the case of an acquisition, coordination of product, engineering and selling and marketing functions, including difficulties and additional expenses associated with supporting legacy services and products and hosting infrastructure of the acquired company, as applicable, difficulties associated with supporting new products or services, difficulty converting the customers of the acquired company onto our platform and difficulties associated with contract terms, including disparities in the revenues, licensing, support or professional services model of the acquired company;

•	in the case of an acquisition, retention and integration of employees from the acquired company;

•	in the case of an acquisition, past intellectual property infringement or data security issues arising from the acquired company;

•	unforeseen costs or liabilities;

•	adverse effects on our existing business relationships with customers as a result of the acquisition or investment;

•	the possibility of adverse tax consequences;

•	litigation or other claims arising in connection with the acquired company or investment; and

•

in the case of foreign acquisitions, the need to integrate operations across different cultures and languages and to address the particular economic, currency, political and regulatory risks associated with specific countries.

The identification of suitable acquisition, strategic investment or strategic partnership candidates can be costly and time consuming and can distract our management team from our current operations. If such strategic transactions require us to seek additional debt or equity financing, we may not be able to obtain such financing on terms favorable to us or at all, and such transactions may adversely affect our liquidity and capital structure. To the extent we issue equity and/or convertible securities as consideration in such strategic transactions, our stockholders may experience substantial dilution as we may issue dilutive equity securities, which could adversely affect our share price, or result in issuances of securities with superior rights and preferences to our common shares or the incurrence of debt with restrictive covenants that limit our future uses of capital in pursuit of business opportunities. Any strategic transaction might not strengthen our competitive position, may increase some of our risks, and may be viewed negatively by our customers, partners or investors. Even if we successfully complete a strategic transaction, we may not be able to effectively integrate the acquired business, technology, systems, control environment, solutions, personnel or operations into our business. For example, subsequent to our acquisitions of Morton Photonics, Inc and SiNoptiq, Inc. in the first quarter of 2024, we determined that we would not further invest in the commercialization of the photonics business represented by the Morton acquisition and thus it would not be integrated as originally planned. Given the same change in strategic direction, our management determined that the intangible assets arising from the SiNoptiq asset acquisition and intangible assets acquired in the Morton acquisition no longer had substantive future economic benefits.

We may experience unexpected changes in how we are required to account for strategic transactions pursuant to GAAP and may not achieve the anticipated benefits of any strategic transaction. In addition, a significant portion of the purchase price of companies we acquire may be allocated to acquired goodwill and other intangible assets, which must be assessed for impairment at least annually. In the future, if our acquisitions do not yield expected returns, we may be required to take charges to our operating results based on this impairment assessment process, which could adversely affect our results of operations.

We may incur unexpected costs, claims or liabilities that we incur during the strategic transaction or that we assume from the acquired company, or we may discover adverse conditions post-acquisition for which we have limited or no recourse.

These transactions may be subject to approval by our stockholders or by relevant government authorities, which could result in increased delay and costs, and may disrupt our business strategy if such approvals are ultimately denied. Acquisitions and the subsequent integration of new assets, businesses, key personnel, partners, customers, vendors and suppliers would likely require significant attention from our management and could result in a diversion of resources from our existing business, which in turn could have an adverse effect on our operations. Acquired assets or businesses may also fail to generate the business or financial results we expect. Key personnel or large numbers of employees who join us through acquisitions may decide to leave to work for other businesses, including our competitors, thereby diminishing the value of our acquisitions. Acquisitions may also entail significant cash expenditures, dilutive issuances of equity securities, the incurrence of significant indebtedness, potential impairments of goodwill, amortization expenses for other intangible assets and exposure to unknown liabilities of acquired businesses. The professional services and other transactional costs associated with selecting, executing and integrating acquisitions may also be significant. Any failure to successfully identify, complete, manage and integrate acquisitions could materially and adversely affect our business, prospects, financial condition and results of operations, and could cause our stock price to decline.

We could suffer future disruptions, outages, defects and other performance and quality problems with our quantum or information systems, and other infrastructure on which it relies.

Our cloud-based business offering depends on our quantum information systems being available. We may in the future experience disruptions, outages, defects and other performance and quality problems with our systems. These problems can be caused by a variety of factors, including software or firmware updates, vulnerabilities and defects in proprietary software and open-source software, hardware components, human error or misconduct, capacity constraints, design limitations, denial of service attacks or other security-related incidents, foreign objects or debris, weather, construction, supply chain events, or accidents and other force majeure. We do not have a contractual right with our public cloud providers that compensates us for any losses due to availability interruptions in the public cloud.

Any disruptions, outages, defects and other performance and quality problems with our quantum information systems or with the public cloud, internet and other information systems and infrastructure on which they rely, could result in reduced use of our systems, increased expenses, delayed delivery under our contractual commitments, required provision of service credits and harm to our brand and reputation, any of which could have a material adverse effect on our business, financial condition and results of operations.

An element of our business is currently dependent upon our relationship with our cloud providers. There are no assurances that we will be able to commercialize quantum computers from our relationships with cloud providers.

We currently offer our Superstaq service on public clouds provided by Google Cloud and Amazon AWS. The companies that own these public clouds have internal quantum computing efforts that are competitive to our technology. There is risk that one or more of these public cloud providers could use their respective control of their public clouds to embed innovations or privileged interoperating capabilities in competing products, bundle competing products, provide us with unfavorable pricing, leverage their public cloud customer relationships to exclude us from opportunities, and treat us and our end users differently with respect to terms and conditions or regulatory requirements than they would treat their similarly situated customers. Further, they have the resources to acquire or partner with existing and emerging providers of competing technology and thereby accelerate adoption of those competing technologies. All of the foregoing could make it difficult or impossible for us to provide products and services that compete favorably with those of the public cloud providers.

Any material change in our contractual and other business relationships with our public cloud providers could result in harm to our brand and reputation and reduced use of our systems, which could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Our International Expansion and Future Operations

Because our success depends, in part, on our ability to expand sales internationally, our business will be susceptible to risks associated with international operations.

We currently maintain offices and/or have personnel in the United States, the UK, Japan and Australia. In the year ended December 31, 2025, our non-U.S. revenue was approximately 29% of our total revenue. We expect to continue to expand our international operations by developing our sales and operations presence internationally, which may include opening offices in new jurisdictions. Any additional international expansion efforts that we are undertaking and may undertake may not be successful. In addition, conducting international operations subjects us to new risks, some of which we have not generally faced in the United States or other countries where we currently operate. These risks include, among other things:

•

lack of familiarity and burdens of complying with foreign laws, legal standards, privacy and cybersecurity standards, regulatory requirements, tariffs and other barriers, and the risk of penalties to our customers and individual members of management or employees if our practices are deemed to not be in compliance;

•	practical difficulties of enforcing intellectual property rights in countries with varying laws and standards and reduced or varied protection for intellectual property rights in some countries;

•

an evolving legal framework and additional legal or regulatory requirements for privacy and cybersecurity, which may necessitate the establishment of systems to maintain data in local markets, requiring us to invest in additional data centers and network infrastructure, and the implementation of additional employee privacy documentation (including locally compliant privacy notices and policies), all of which may involve substantial expense and may cause us to need to divert resources from other aspects of our business, all of which may adversely affect our business;

•	unexpected changes in regulatory requirements, taxes, trade laws, tariffs, export quotas, custom duties or other trade restrictions;

•	difficulties in managing systems integrators and partners;

•	increased or unexpected supply chain challenges or delays;

•	differing technology standards;

•	different pricing environments, longer sales cycles, longer accounts receivable payment cycles and difficulties in collecting accounts receivable;

•	increased financial accounting and reporting burdens and complexities;

•

difficulties in managing and staffing international operations, including the proper classification of independent contractors and other contingent workers, differing employer/employee relationships and local employment laws;

•

increased costs involved with recruiting and retaining an expanded employee population, including highly skilled workers and leaders in the quantum computing industry, outside the United States through cash and equity-based incentive programs, and legal costs and regulatory restrictions in issuing our shares to employees outside the United States;

•	global political and regulatory changes that may lead to restrictions on immigration and travel for our employees;

•	fluctuations in exchange rates that may decrease the value of our foreign-based revenue or increase the cost of our foreign operations;

•	global public health threats or geopolitical events such as tensions in and around Ukraine, the Middle East and other areas of the world;

•	degradation in U.S. relationships with targeted countries that could result in those countries disfavoring doing business with U.S. companies;

•	potentially adverse tax consequences, including the complexities of foreign value added tax (or other tax) systems, restrictions on the repatriation of earnings and transfer pricing requirements; and

•	permanent establishment risks and complexities in connection with international payroll, tax and social security requirements for international employees.

Additionally, operating in international markets also requires significant management attention and financial resources. We cannot be certain that the investment and additional resources required in establishing operations in other countries will produce desired levels of revenue or profitability.

Compliance with laws and regulations applicable to our global operations also substantially increases our cost of doing business in foreign jurisdictions. We have limited experience in marketing, selling and supporting our platform outside of the United States. Our limited experience in operating our business internationally increases the risk that any potential future expansion efforts that we may undertake will not be successful. If we invest substantial time and resources to expand our international operations and are unable to do so successfully, in a timely manner, our business, financial condition, revenues, results of operations or cash flows will suffer. We may be unable to keep current with changes in government requirements as they change from time to time. Failure to comply with these regulations could harm our business. In many countries, it is common for others to engage in business practices that are prohibited by our internal policies and procedures or other regulations applicable to us. Although we have implemented policies and procedures designed to ensure compliance with these laws and policies, there can be no assurance that all of our employees, contractors, partners and agents will comply with these laws and policies. Violations of laws or key control policies by our employees, contractors, partners or agents could result in delays in revenue recognition, financial reporting misstatements, enforcement actions, reputational harm, disgorgement of profits, fines, civil and criminal penalties, damages, injunctions, other collateral consequences or the prohibition of the importation or exportation of our solutions and could harm our business, financial condition, revenues, results of operations or cash flows.

Our international sales and operations subject us to additional risks and costs and exposure to foreign currency exchange rate fluctuations, that can adversely affect our business, financial condition, revenues, results of operations or cash flows.

We are continuing to expand our international operations as part of our growth strategy. However, there are a variety of risks and costs associated with our international sales and operations, which include making investments prior to the sales or use of quantum computers, the cost of conducting our business internationally and hiring and training international employees and the costs associated with complying with local law. Furthermore, we cannot predict the rate at which our quantum solutions will be accepted in international markets by potential customers.

We believe our ability to attract new customers to subscribe to our platform or to attract existing customers to renew or expand their use of our platform is directly correlated to the level of engagement we obtain with the customer. To the extent we are unable to effectively engage with non-U.S. customers due to our limited sales force capacity, we may be unable to effectively grow in international markets.

As our international operations expand, our exposure to the effects of fluctuations in currency exchange rates grows. While we have primarily transacted with customers in U.S. dollars historically, we expect to continue to expand the number of transactions with our customers that are denominated in foreign currencies in the future. Additionally, fluctuations in the value of the U.S. dollar and foreign currencies may make our products and services more expensive for international customers, which could harm our business. Additionally, we incur expenses for employee compensation and other operating expenses for our non-U.S. employees in the local currency for such locations. Fluctuations in the exchange rates between the U.S. dollar and other currencies could result in an increase to the U.S. dollar equivalent of such expenses. These fluctuations could cause our results of operations to differ from our expectations or the expectations of our investors. Additionally, such foreign currency exchange rate fluctuations could make it more difficult to detect underlying trends in our business and results of operations. We may attempt to mitigate a portion of these risks through foreign currency hedging based on our judgment of the appropriate trade-offs among risk, opportunity and exposure. Any future hedging activities may not offset the full, or in some cases any, adverse financial impact resulting from unfavorable movement in foreign currency exchange rates, which could adversely affect our financial condition and results of operations.

Our international operations may subject us to greater than anticipated tax liabilities.

The amount of taxes we may pay in different jurisdictions depends on the application of the tax laws of various jurisdictions, including the United States, to our international business activities, changes in tax rates, new or revised tax laws or interpretations of existing tax laws and policies, and our ability to operate our business in a manner consistent with our corporate structure and intercompany arrangements. The taxing authorities of the jurisdictions in which we operate may challenge our methodologies for pricing intercompany transactions pursuant to any future intercompany arrangement or disagree with our determinations as to the income and expenses attributable to specific jurisdictions. If such a challenge or disagreement were to occur, and our position was not sustained, we could be required to pay additional taxes, interest and penalties, which could result in one-time tax charges, higher effective tax rates, reduced cash flows, and lower overall profitability of our operations. Our consolidated financial statements could fail to reflect adequate reserves to cover such a contingency. Similarly, a taxing authority could assert that we are subject to tax in a jurisdiction where we believe we have not established a taxable connection, often referred to as a “permanent establishment” under international tax treaties, and such an assertion, if successful, could increase our expected tax liability in one or more jurisdictions.

Risks Related to Compliance with Law, Government Regulation and Litigation

We are subject to governmental export and import controls and trade and economic sanctions that could impair our ability to compete in global markets and subject us to liability if we are not in full compliance with applicable laws and other controls.

Our products, technology and services are subject to various restrictions under export controls, import laws and regulations, and economic sanctions of the United States, UK and other jurisdictions in which we conduct business, including the U.S. Export Administration Regulations administered by the U.S. Department of Commerce, the International Traffic in Arms Regulations administered by the U.S. Department of State’s Directorate of Defense Trade Controls, U.S. Customs regulations, and trade and economic sanctions administered by the U.S. Department of Treasury’s Office of Foreign Assets Control. Export controls and trade and economic sanctions include restrictions or prohibitions on the sale or supply of certain products, technologies and services to embargoed or sanctioned countries and territories, and governments of these jurisdictions, as well as other countries, persons and entities. Additionally, under these current and future laws and regulations, exports of our products, technology and services, as well as the underlying technology, may require export authorizations, including by license, a license exception or other appropriate government authorizations, and the filing of a classification request or certain reports to use a license exception, as applicable. If we need to obtain any necessary export licenses or other authorizations for a particular sale, the process may be time-consuming and may result in the delay or loss of opportunities to sell our products. Customers may defer or decline their purchases of our products due to uncertainty about export controls, and as a result, our business could be materially adversely affected.

We take precautions to prevent our products and services and the underlying technology from being provided, deployed or used in violation of export controls and sanctions laws and regulations. However, we cannot provide assurance that our policies and procedures relating to export control and sanctions compliance have prevented, or will prevent, violations by us or our partners or agents. Any violation of U.S. sanctions or export controls, including failure to obtain appropriate import, export or re-export licenses or authorizations, could result in significant monetary fines and penalties and government investigations, delays in approving or denials of export licenses and reputational harm and loss of business.

In addition to the United States, various other countries regulate the import and export of certain encryption and other technology, including import and export licensing requirements, and have enacted laws that could limit our ability to distribute our products, technologies, and services or could limit our customers’ ability to implement our products, technologies and services in those countries. The United States and several other countries have recently enacted export controls on quantum computing hardware and related software and technology at specified levels of technological advancement. We will continue to review our existing compliance measures to ensure compliance with any applicable regulatory changes. Changes in our products, or future changes in export and import and sanctions laws and regulations, may create delays in the introduction of our products and the underlying technology in international markets, prevent our clients with global operations from deploying our products globally, adversely affect our ability to hire personnel from certain countries to work on our products, or, in some cases, prevent the export or import of our products to certain countries, governments or persons altogether.

Any change in export or import controls, economic sanctions or related legislation, shift in the enforcement or scope of existing laws and regulations, or change in the countries, governments, persons or technologies targeted by such regulations, could result in decreased use of our products by, or in our decreased ability to export or sell our products to, existing or potential customers. Any decreased use of our products or limitation on our ability to export or sell our products in major international markets could adversely affect our business, financial condition and results of operations.

We expect to incur significant costs in complying with these regulations. Regulations related to quantum computing are currently evolving and we may face additional risks associated with changes to these regulations as well as increased licensing requirements and other restrictions.

We and the third parties with whom we work are subject to stringent and evolving U.S. and foreign laws, regulations and rules, contractual obligations, industry standards, policies and other obligations related to data privacy and security. Our (or the third parties with whom we work) actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation (including class claims) and mass arbitration demands; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse business consequences.

In the ordinary course of business, we process personal data and sensitive information. Our data storage and processing activities, including the establishment and operation of future quantum data centers, may subject us to numerous privacy, data protection and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contractual requirements and other obligations relating to data privacy, localization and security, both in the U.S. and in foreign jurisdictions. Laws and regulations governing privacy, data protection and data sovereignty are rapidly evolving, extensive, complex, and include inconsistencies and uncertainties that may conflict with other rules or our practices. Further, new laws, rules, and regulations could be enacted with which we are not familiar or with which our practices do not comply.

In the United States, federal, state and local governments have enacted numerous privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act) and other similar laws. Numerous U.S. states have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights may include the right to access, correct, or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. Certain states also impose stricter requirements for processing certain personal data, including sensitive information, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance. For example, the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act (collectively, the “CCPA”) applies to personal data of California consumers, business representatives and employees who are California residents, and requires certain businesses to provide specific disclosures in privacy notices and honor requests of such individuals to exercise certain privacy rights. The CCPA provides for fines and allows private litigants affected by certain data breaches to recover significant statutory damages. Similar laws are being considered in several other states, as well as at the federal and local levels, and we expect more states to pass similar laws in the future.

Outside the United States, an increasing number of laws, regulations, industry standards and other obligations may govern privacy, data protection and security. For example, EU GDPW, UK GDPR, Australia’s Privacy Act, and China’s Personal Information Protection Law (“PIPL”) impose strict requirements for processing personal data.

For example, under the GDPR, companies may face temporary or definitive bans on data processing and other corrective actions; fines of up to 20 million Euros under the EU GDPR, 17.5 million pounds sterling under the UK GDPR or, in each case, or 4% of annual global revenue, whichever is greater; or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests. Additionally, we also target customers in Asia and are or may become subject to new and emerging data protection and privacy regimes in Asia, including China’s PIPL, Japan’s Act on the Protection of Personal Information, and Singapore’s Personal Data Protection Act.

Our employees and personnel use generative AI technologies and/or automated decision-making technologies to perform their work, and the disclosure and use of personal information in generative AI technologies is subject to various privacy laws and privacy obligations. Governments have passed and are likely to pass additional laws regulating AI and/or automated decision-making technologies. Our use of this technology could result in additional compliance costs, regulatory investigations and actions, and lawsuits. If we are unable to use AI and/or automated decision-making technologies, it could make our business less efficient and result in competitive disadvantages. We use AI to assist us in making certain decisions, which is regulated by certain privacy laws. Due to inaccuracies or flaws in the inputs, outputs, or logic of the AI, the model could be biased and could lead us to make decisions that could bias certain individuals (or classes of individuals), and adversely impact their rights, employment and ability to obtain certain pricing, products, services or benefits. See “— Our use of generative AI tools may pose risks to our proprietary software and systems and subject us to legal liability.” above.

We may also become subject to new laws that regulate non-personal data. For example, the European Union’s Data Act imposes certain data and cloud service interoperability and switching obligations to enable users to switch between cloud service providers without undue delay or cost, as well as certain requirements concerning cross-border international transfers of, and governmental access to, non-personal data outside the European Economic Area (“EEA”). Depending on how this Act and any similar laws are implemented and interpreted, we may have to adapt our business practices, contractual arrangements and services to comply with such obligations.

In addition, we may be unable to transfer personal data from Europe and other jurisdictions to the United States or other countries due to data localization requirements or limitations on cross-border data flows. In the ordinary course of business, we transfer personal data from Europe and other jurisdictions to the United States or other countries. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the EEA and the UK each has significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it believes are inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws. Although various mechanisms may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EEA’s and UK’s respective standard contractual clauses, the EU-U.S. Data Privacy Framework, the UK extension to the EU-U.S. Data Privacy Framework, and the Swiss-U.S. Data Privacy Framework, these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. If there is no lawful manner for us to transfer personal data from the EEA, the UK, or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our transferring or other processing of personal data necessary to operate our business. Additionally, companies that transfer personal data out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activist groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers of personal data out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations. Regulators in other jurisdictions, including the United States, have also enacted and may, in the future, enact cross-border data restrictions.

In addition to privacy, data protection and security laws, we are contractually subject to data protection (including security) industry standards adopted by industry groups and may become subject to additional obligations in the future. We are also bound by other contractual obligations related to privacy, data protection and security, and our efforts to comply with such obligations may not be successful. For example, certain laws addressing privacy, data protection and security, such as the EU GDPR, Switzerland Federal Act on Data Protection, UK GDPR, Australia’s Privacy Act and CCPA, require our customers to impose specific contractual restrictions on their service providers. Additionally, some of our customers may require us to host personal data locally.

We publish privacy policies, marketing materials and other statements, such as compliance with certain certifications or self-regulatory principles, regarding privacy, data protection and security. Regulators are increasingly scrutinizing these statements, and if these policies, materials or statements are or are perceived to be deficient, lacking in transparency, deceptive, unfair or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators, or other adverse consequences.

Obligations related to privacy, data protection and security are quickly changing, becoming increasingly stringent and creating regulatory uncertainty. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Preparing for and complying with these obligations requires us to devote significant resources and may necessitate changes to our services, information technologies, systems and practices and to those of any third parties that process personal data on our behalf.

We have in the past failed, and may in the future, fail to achieve complete compliance with all of our privacy, data protection or security obligations, including contractual obligations with customers. Moreover, despite our efforts, our personnel or third parties with whom we work may similarly not achieve compliance with such obligations, which could negatively impact our business operations. If we or third parties with whom we work do not fully comply with applicable privacy, data protection or security obligations, we could face significant consequences, including but not limited to: government enforcement actions (e.g., investigations, fines, penalties, audits, inspections and similar events); litigation (including class-action claims and claims arising under the Federal Civil False Claims Act (including treble damages and other penalties)); additional reporting requirements and/or oversight; contract terminations and orders to destroy or not use personal data. In particular, plaintiffs have become increasingly more active in bringing privacy-related claims against companies, including class claims and mass arbitration demands. Some of these claims allow for the recovery of statutory damages on a per violation basis, and, if viable, carry the potential for considerable statutory damages, depending on the volume of data and the number of violations. Any of these events could have a material adverse effect on our reputation, business or financial condition, including but not limited to: loss of customers; interruptions or stoppages in our business operations or data collection; limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or substantial changes to our business model or operations.

We are subject to U.S. and foreign anti-corruption, anti-bribery and similar laws, and non-compliance with such laws can subject us to criminal or civil liability and harm our business.

We are subject to the U.S. Foreign Corrupt Practices Act of 1977, as amended (the “FCPA”), the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, and other anti-bribery, and anti-corruption laws in countries in which we conduct activities. Anti-corruption and anti-bribery laws are interpreted broadly to generally prohibit companies, their employees, and their third-party intermediaries from authorizing, promising, offering, providing, soliciting, or accepting, directly or indirectly, improper payments or benefits to or from any person whether in the public or private sector. We may engage with partners and third-party intermediaries to conduct our business abroad, including marketing our services and obtaining necessary permits, licenses, and other regulatory approvals. In addition, we or our third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities. We can be held liable for the corrupt or other illegal activities of these third-party intermediaries, and of our employees, representatives, contractors, partners and agents, even if we do not explicitly authorize such activities. The FCPA also requires public companies to make and keep accurate books and records that accurately reflect the transactions of the corporation and to devise and maintain an adequate system of internal accounting controls. We cannot provide any assurance that all of our employees and agents will not take actions in violation of our compliance policies and applicable law, for which we may be ultimately held responsible.

Detecting, investigating, and resolving actual or alleged violations of anti-corruption laws can require a significant diversion of time, resources, and attention from senior management. In addition, noncompliance with anti-corruption or anti-bribery laws could subject us to whistleblower complaints, investigations, sanctions, settlements, prosecution, enforcement actions, fines, damages, other civil or criminal penalties, injunctions, suspension or debarment from contracting with certain persons, reputational harm, adverse media coverage and other collateral consequences.

Contracts with government entities subject us to risks, including early termination, audits, investigations, sanctions and penalties.

As part of our business strategy, we have entered into and may enter into additional contracts with state and federal government entities, including contracts with the U.S. Department of Defense and the Department of Energy, among others, which subject our business to statutes and regulations applicable to companies doing business with the government, including the Federal Acquisition Regulation. These government contracts customarily contain provisions that give the government substantial rights and remedies, many of which are not typically found in commercial contracts and which are unfavorable to contractors. For instance, most contracts with U.S. government agencies include provisions that allow the government to unilaterally terminate or modify contracts for convenience, and in that event, the counterparty to the contract may generally recover only its incurred or committed costs and settlement expenses and profit on work completed prior to the termination. If the government terminates a contract for default, the defaulting party may be liable for any extra costs incurred by the government in procuring undelivered items from another source.

In addition, government contracts normally contain additional requirements that may increase our costs of doing business, reduce our profits, and expose us to liability for failure to comply with these terms and conditions. These requirements could include, for example:

•	specialized disclosure and accounting requirements unique to government contracts;

•	cybersecurity safeguards and assessments beyond what are typically required by commercial equivalents;

•

financial and compliance audits of our cost structure, accounting controls and procedures and adequacy of our policies and systems to meet Federal Acquisition Regulation requirements. These audits may result in potential liability for price adjustments, recoupment of government funds after such funds have been spent, civil and criminal penalties, or administrative sanctions such as suspension or debarment from doing business with the U.S. government;

•

granting the U.S. government certain rights to inventions, data, software codes and related material that we develop under government-funded contracts and subcontracts, which may permit the U.S. government to disclose or license this information to third parties, including, in some instances, our competitors;

•

requirements to fulfill government contracts assigned ratings under the Defense Priorities and Allocations System Program ahead of our commercial contracts, which could prevent us from meeting our commercial customer contracts’ requirements or schedules;

•	public disclosures of certain contract and company information;

•	mandatory security and privacy framework compliance requirements, including the handling of controlled unclassified information; and

•	mandatory socioeconomic compliance requirements, including labor requirements, non-discrimination and affirmative action programs and environmental compliance requirements.

Government contracts are also generally subject to greater scrutiny by the government than commercial contracts are by commercial customers. For example, government agencies can initiate reviews, audits and investigations regarding our compliance with government contract requirements. In addition, failure to comply with government contracting laws, regulations and contract requirements, may result in termination of our contracts, and we may be subject to financial and/or other liability under our contracts, the Federal Civil False Claims Act (including treble damages and other penalties), or criminal law. In particular, the False Claims Act’s “whistleblower” provisions also allow private individuals, including present and former employees, to sue on behalf of the U.S. government. Any penalties, fines, suspension, or damages could adversely affect our ability to operate our business and our financial results. Responding to any investigation or action relating to government contracts could result in a significant diversion of management’s attention and resources and significant defense costs and other professional fees.

Our customers also include non-U.S. governments. Similar procurement, budgetary, contract and audit risks that apply in the context of U.S. government contracting may also apply to our doing business with these entities. In addition, compliance with complex regulations and contracting provisions in a variety of jurisdictions can be expensive and consume significant management resources.

Certain of our activities are subject to regulations relating to use of radioactive material, compliance with which may be costly, and a failure to comply with these regulations may materially and adversely affect our business.

Various atomic species are used in neutral atom systems in academic and commercial settings, including alkali metals and alkaline earth metals. Some of these alkali metals and alkaline earth metals are radioactive. We use certain radioactive materials in our research, development and production activities. As a result of our utilization of radioactive material, we and some of our suppliers, distributors and customers are subject to regulation by United States governmental authorities, such as the Nuclear Regulatory Commission, and state and local regulatory agencies, which regulate products and activities which emit, produce or control radiation. These regulations govern, among other things, the design, development, testing, manufacturing, packaging, labeling, distribution, import/export, sale, marketing and disposal of our products. We are also subject to international laws and regulations that apply to the utilization of radioactive materials. These are often comparable to, if not more stringent than, the equivalent regulations in the United States. Agency reviews of radioactivity-related applications that we are required to make in order to design, develop, test, manufacture, package, distribute, import, export, sell, market or dispose of radioactive materials may be lengthy or unsuccessful, and as a result our ability to sell our products or operate in certain jurisdictions may be impaired. Although we believe that our safety procedures for handling such materials comply with the standards prescribed by such laws and regulations, the risk of accidental contamination or injury from these materials may not be completely eliminated, and as a result we could incur related liabilities or expenses.

We are subject to requirements relating to environmental and safety regulations and environmental remediation matters, which could adversely affect our business, results of operation and reputation.

We are subject to numerous federal, state and local environmental laws and regulations governing, among other things, solid and hazardous waste storage, treatment and disposal, and remediation of releases of hazardous materials. There are significant capital, operating and other costs associated with compliance with these environmental laws and regulations. Environmental laws and regulations may become more stringent in the future, which could increase costs of compliance or require us to manufacture with alternative technologies and materials.

Federal, state and local authorities also regulate a variety of matters, including, but not limited to, health, safety and permitting in addition to the environmental matters discussed above. New legislation and regulations may require us to make material changes to our operations, resulting in significant increases to the cost of production.

Our manufacturing process will have hazards such as, but not limited to, hazardous materials, machines with moving parts, and high voltage and/or high current electrical systems typical of manufacturing equipment and related safety incidents. There may be safety incidents that damage machinery or product, slow or stop production, or harm employees. Consequences may include litigation, regulation, fines, increased insurance premiums, mandates to temporarily halt production, workers’ compensation claims, or other actions that impact the company brand, finances, or ability to operate.

Changes in tax laws could adversely affect our business prospects and financial results.

We are subject to income and other taxes in the United States and other jurisdictions, each of which has its own rules. Our current and future effective tax rates may be subject to volatility or adversely affected by a number of factors, including changes in the valuation of our deferred tax assets and liabilities; expected timing and amount of the release of any tax valuation allowances; tax effects of stock-based compensation; or lower than anticipated future earnings in jurisdictions where we have lower statutory tax rates and higher than anticipated future earnings in jurisdictions where we have higher statutory tax rates.

In addition, the tax regimes we are subject to or operate under, including with respect to income and non-income taxes, are unsettled and may be subject to significant change. Changes in tax laws, regulations, or rulings, or changes in interpretations of existing laws and regulations, could materially adversely affect us. For example, on July 4, 2025, the U.S. government passed the One Big Beautiful Bill Act (“OBBBA”), which made permanent certain of the tax law changes originally enacted under previous tax reform legislation, in addition to other changes that may impact our tax liability. The OBBBA reinstated immediate expensing of certain research and experimental expenses incurred in tax years beginning after December 31, 2024 if incurred in the United States (though the requirement to amortize foreign research and experimental expenses over 15 years remains unchanged). In addition, previous tax reform legislation includes provisions that impact the U.S. federal income taxation of certain corporations, including imposing a 1% excise tax on corporations that repurchase their stock in certain transactions. Future guidance from the Internal Revenue Service and other tax authorities with respect to this and other legislation may affect us, and certain aspects thereof could be repealed or modified in future legislation.

In addition, many countries, as well as organizations such as the Organization for Economic Cooperation and Development, have implemented or proposed changes to existing tax laws, including a 15% global minimum tax. Any of these developments or changes in U.S. federal, state or international tax laws or tax rulings could adversely affect our effective tax rate and our operating results.

In addition, we may be subject to audits of our income, sales and other transaction taxes by taxing authorities. Outcomes from these audits may adversely affect our business, financial condition, and results of operations.

Our current and future effective tax rates may be affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities and changes in tax laws or their interpretation. In addition, we may be subject to tax audits by various tax jurisdictions. Although we believe our tax liabilities are reasonably estimated and accounted for in accordance with applicable laws and principles, an adverse resolution by one or more taxing authorities may have a material impact on the results of our operations.

Our operations and business plans could be significantly impacted by changes in federal, state, and local government policies and priorities.

The current environment of bipartisan political support of quantum computing at the U.S. federal level could change. Changes in support, in policies, or in priorities by the legislative or executive branch could have impacts on the leadership at the U.S. Department of Energy, the U.S. Department of Defense or any other federal agency which affects policy and demand related to quantum computing. Each of these agencies themselves may experience changes in policies and priorities which impact our operations and business plans. Federal, state, and local policies and priorities could affect regulatory oversight, supply chain availability, tax and other financial incentives or costs, availability of financing, labor force initiatives or restrictions, and many other possible areas.

Additionally, changes in federal, state, or local government policies and priorities can impact our operations. These could include changes in interpretations of regulatory requirements, increased inspection or enforcement activities, changes in budgetary priorities, changes in tax laws and regulations and other government actions or inaction. Any of these local, state, and federal agencies may have the authority to impose civil penalties and additional requirements, which could adversely affect our results of operations.

Our business and operations could be negatively affected if we become subject to litigation, including any securities litigation or stockholder activism, which could cause us to incur significant expense, hinder execution of business and growth strategy and impact our stock price.

From time to time, we may become involved in various legal proceedings relating to matters incidental to the ordinary course of our business, including intellectual property, commercial, product liability, employment, class action, whistleblower and other litigation and claims, and governmental and other regulatory investigations and proceedings. Such matters can be time-consuming, divert management’s attention and resources from the operation of our business and cause us to incur significant expenses or liability or require us to change our business practices. Because of the potential risks, expenses, and uncertainties of litigation, from time to time, we may settle disputes, even where we believe that we have meritorious claims or defenses. Because litigation is inherently unpredictable, we cannot assure you that the results of any of these actions will not have a material adverse effect on our business.

Furthermore, in the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. Stockholder activism, which could take many forms or arise in a variety of situations, has been increasing recently. Volatility in the price of our common stock or other reasons may in the future cause us to become the target of securities litigation or stockholder activism. Securities litigation and stockholder activism, including potential proxy contests, could result in substantial costs and divert management’s and the Board’s attention and resources from our business, which may adversely affect our business, financial condition and results of operations. Additionally, such securities litigation and stockholder activism could give rise to perceived uncertainties as to our future, adversely affect our relationships with service providers and make it more difficult to attract and retain qualified personnel. We may also be required to incur significant legal fees and other expenses related to any securities litigation and activist stockholder matters.

Further, our stock price could be subject to significant fluctuation or otherwise be adversely affected by the events, risks and uncertainties of any securities litigation and stockholder activism.

Our business is exposed to risks associated with litigation, investigations and regulatory proceedings.

We may face legal, administrative and regulatory proceedings, claims, demands and/or investigations involving stockholders, customers, competition and/or other issues relating to our business. Litigation and regulatory proceedings are inherently uncertain, and adverse rulings could occur, including monetary damages, or an injunction stopping us from engaging in certain business practices, or requiring other remedies, such as compulsory licensing of patents.

An unfavorable outcome or settlement or any other legal, administrative and regulatory proceeding may result in a material adverse impact on our business, results of operations, financial position and overall trends. In addition, regardless of the outcome, litigation can be costly, time-consuming, and disruptive to our operations. Any claims or litigation, even if fully indemnified or insured, could damage our reputation and make it more difficult to compete effectively or to obtain adequate insurance in the future.

In addition, the laws and regulations our business is subject to are complex and change frequently. We may be required to incur significant expense to comply with changes in, or remedy violations of, these laws and regulations.

Furthermore, while we maintain insurance for certain potential liabilities, such insurance does not cover all types and amounts of potential liabilities and is subject to various exclusions as well as caps on amounts recoverable. Even if we believe a claim is covered by insurance, insurers may dispute our entitlement to recovery for a variety of potential reasons, which may affect the timing and, if the insurers prevail, the amount of our recovery.

Risks Related to Our Intellectual Property

Licensing of intellectual property to us is of critical importance to our business. For example, we license patents (some of which are foundational patents) and other intellectual property (collectively the “University Licenses”) from the Regents of the University of Colorado and the Wisconsin Alumni Research Foundation, on both exclusive and non-exclusive bases. If a University License terminates, becomes non-exclusive, or if any of the other agreements under which we acquired or licensed, or will acquire or license, material intellectual property rights is terminated, we could lose our rights to use key technologies to develop and operate our business.

We are heavily reliant upon licenses to certain patent rights and other intellectual property from third parties that are important or necessary to the development of our products. In particular, our products and technology are dependent on our University Licenses. Pursuant to the University Licenses, we were granted non-exclusive or exclusive, as applicable, and worldwide, sublicensable licenses for certain patents, know-how (on a non-exclusive basis) and other intellectual property to develop, manufacture and commercialize the licensed technology, the scope of which includes the application of the licensed intellectual property in connection with neutral atom quantum computing.

The University Licenses impose, and we expect that any future license agreements will impose, upon us various commercial and development obligations. If we fail to comply with our obligations under these agreements, or we are subject to an insolvency-related event, the licensor may have the right to terminate these agreements, in which event we would not be able to develop, market or otherwise commercialize products covered by these agreements, or change an exclusive license to a non-exclusive license, which could affect the competitive landscape for our products. Our business could significantly suffer, for example, if any current or future licenses terminate or expire, if the licensors fail to abide by the terms of the license, or if we are unable to enter into, extend rights under, or renew necessary licenses on acceptable terms.

The in-licensing of intellectual property is of critical importance to our business and involves complex legal, business and scientific issues, and certain provisions in intellectual property license agreements may be susceptible to multiple interpretations. Disputes may arise between us and our licensors regarding intellectual property subject to a license agreement, including:

•	the scope of rights granted under the license agreement and other interpretation-related issues;

•	whether and the extent to which our technology and processes infringe on intellectual property of the licensor that is not subject to the licensing agreement;

•	our right to sublicense patent and other rights to third parties;

•

our diligence obligations with respect to the use of the licensed technology in relation to our development and commercialization of our product and technology, and what activities satisfy those diligence obligations;

•	the ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and the company;

•	our right to transfer or assign the license; and

•	the effects of termination.

The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology, or increase what we believe to be our financial or other obligations under the relevant agreement, either of which could harm our business, financial condition and results of operations. Moreover, if disputes over intellectual property that we have licensed impose additional costs, or prevent or impair our ability to maintain our current licensing arrangements on acceptable terms, we may be unable to successfully develop and commercialize our products or technology.

We may not be able to exercise all rights and remedies available to us, including seeking to cure any breach by us, and otherwise seek to preserve our rights under the license agreement in a timely manner, at an acceptable cost or at all.

See the sections titled “Business — Intellectual Property — Non-Exclusive License Agreement with the University of Colorado,” “Business — Intellectual Property — Exclusive License Agreement with the University of Colorado,” and “Business — Intellectual Property — Exclusive License Agreement with the University of Wisconsin” for additional information.

If we are unable to obtain and maintain patent protection for our products and technology, or if the scope of the patent protection obtained is not sufficiently broad or robust, our competitors could develop and commercialize products and technology similar or identical to ours, and our ability to successfully commercialize our products and technology may be adversely affected. Moreover, our trade secrets could be compromised, which could cause us to lose the competitive advantage resulting from these trade secrets.

Our success depends, in significant part, on our ability to obtain, maintain, enforce and defend patents and other intellectual property rights, including trade secrets, with respect to our products and technology and to operate our business without infringing, misappropriating or otherwise violating the intellectual property rights of others. We may not be able to prevent unauthorized use of our intellectual property. We rely upon a combination of the intellectual property protections afforded by patent, copyright, trademark and trade secret laws in the United States and other jurisdictions, as well as license agreements and other contractual protections, to establish, maintain and enforce rights in our proprietary technologies. In addition, we seek to protect our intellectual property rights through nondisclosure and invention assignment agreements with our employees and consultants, and through non-disclosure agreements with business partners and other third parties, however, our employees and consultants may not abide by their obligations under their nondisclosure and invention assignment agreements. Our trade secrets may also be compromised, which could cause us to lose the competitive advantage from such trade secrets. Despite our efforts to protect our proprietary rights, third parties may attempt to copy or otherwise obtain and use our intellectual property. Monitoring unauthorized use of our intellectual property is difficult and costly, and the steps we have taken or will take to prevent misappropriation may not be sufficient. Any enforcement efforts we undertake, including litigation, could be time-consuming and expensive and could divert management’s attention, which could harm our business, results of operations and financial condition. In addition, existing intellectual property laws and contractual remedies may afford less protection than needed to safeguard our intellectual property portfolio.

Patent, copyright, trademark and trade secret laws vary significantly throughout the world. A number of foreign countries do not protect intellectual property rights to the same extent as do the laws of the United States. Therefore, our intellectual property rights may not be as strong or as easily enforced outside of the United States and efforts to protect against the unauthorized use of our intellectual property rights, technology and other proprietary rights may be more expensive and difficult outside of the United States. Failure to adequately protect our intellectual property rights could result in our competitors using our intellectual property to offer products, potentially resulting in the loss of some of our competitive advantage and a decrease in our revenue, which would adversely affect our business, financial condition and operating results.

Our patent applications may not result in issued patents or our patent rights may be contested, circumvented, invalidated or limited in scope, any of which could have a material adverse effect on our competitive position.

Our patent applications may not result in issued patents, which may have a material adverse effect on our ability to prevent others from commercially exploiting products similar to ours. The status of patents involves complex legal and factual questions, and the breadth of claims allowed is uncertain. As a result, we cannot be certain that the patent applications that we file will result in patents being issued, or that our patents and any patents that may be issued to us will afford protection against competitors with similar technology. Numerous patents and pending patent applications owned by others exist in the fields in which we have developed and are developing our technology. In addition to those who may have patents or patent applications directed to relevant technology with an effective filing date earlier than any of our existing patents or pending patent applications, any of our existing or pending patents may also be challenged by others on the basis that they are otherwise invalid or unenforceable. Furthermore, patent applications filed in foreign countries are subject to laws, rules and procedures that differ from those of the United States, and thus we cannot be certain that foreign patent applications related to issued U.S. patents will be issued.

Our intellectual property often results from the performance of complex agreements that are subject to interpretation.

We are a party to many agreements under which our employees and contractors create intellectual property. Examples include negotiated research and license agreements, government grants, and employment or consulting relationships with professors (which may incorporate university intellectual property policies by reference). Each of these types of agreements can include complex contractual provisions allocating intellectual property rights between us and our contractual counterparties. Such allocation often results from the interpretations of these provisions based on, among other factors, what funds were used, the subject matter of the intellectual property, and whether new intellectual property is derived from or reliant on one of the parties’ background rights. From time to time we may enter into discussions or, in the worst case, formal contractual disputes with our counterparties regarding the proper allocation of such rights. If our interpretation of the agreements and the operative facts were deemed incorrect, the relevant intellectual property that is the subject of the dispute could be re-allocated to the partner, converted to a joint ownership structure, or otherwise reduced in value to our business. In such case, our ability to successfully enforce our intellectual property portfolio, or even to commercialize our portfolio without having to share revenue, could be negatively impacted.

We may face patent infringement and other intellectual property claims that could be costly to defend, result in injunctions and significant damage awards or other costs (including indemnification of third parties or costly licensing arrangements (if licenses are available at all)) and limit our ability to use certain key technologies in the future or require development of non-infringing products, services or technologies, which could result in a significant expenditure and otherwise harm our business.

We may become subject to intellectual property disputes. Our success depends, in part, on our ability to develop and commercialize our products, services and technologies without infringing, misappropriating or otherwise violating the intellectual property rights of third parties. However, we may not be aware that our products, services or technologies are infringing, misappropriating or otherwise violating third-party intellectual property rights and such third parties may bring claims alleging such infringement, misappropriation or violation. For example, there may be issued patents of which we are unaware, held by third parties that, if found to be valid and enforceable, could be alleged to be infringed by our current or future products, services or technologies. There also may be pending patent applications of which we are not aware that may result in issued patents, which could be alleged to be infringed by our current or future products, services or technologies. Because patent applications can take years to issue and are often afforded confidentiality for some period of time there may currently be pending applications, unknown to us, that later result in issued patents that could cover our current or future products, services or technologies. Lawsuits can be time-consuming and expensive to resolve, and they divert management’s time and attention. Numerous patents and pending patent applications owned by others exist in the fields in which we have developed and are developing our technology. Companies that have developed and are developing technology are often required to defend against litigation claims based on allegations of infringement, misappropriation or other violations of intellectual property rights. Our products, services or technologies may not be able to withstand any third-party claims against their use. In addition, many companies have the capability to dedicate substantially greater resources to enforce their intellectual property rights and to defend claims that may be brought against them. In a patent infringement claim against us, we may assert, as a defense, that we do not infringe the relevant patent claims, that the patent is invalid or both. The strength of our defenses will depend on the patents asserted, the interpretation of these patents, and our ability to invalidate the asserted patents. However, we could be unsuccessful in advancing non-infringement and/or invalidity arguments in our defense. In the United States, issued patents enjoy a presumption of validity, and the party challenging the validity of a patent claim must present clear and convincing evidence of invalidity, which is a high burden of proof. Conversely, the patent owner need only prove infringement by a preponderance of the evidence, which is a lower burden of proof. Our patent portfolio may not be large enough to deter patent infringement claims, and our competitors and others may now and in the future have significantly larger and more mature patent portfolios. Any litigation may also involve patent holding companies or other adverse patent owners that have no relevant solution revenue, and therefore, our patent portfolio may provide little or no deterrence as we would not be able to assert our patents against such entities or individuals. If a third party is able to obtain an injunction preventing us from accessing such third-party intellectual property rights, or if we cannot license or develop alternative technology for any infringing aspect of our business, we may be forced to limit or stop sales of our products, services or technologies or cease business activities related to such intellectual property.

Our insurance may not cover potential claims of this type or may not be adequate to indemnify us for all liability that may be imposed. We cannot predict the outcome of lawsuits and cannot ensure that the results of any such actions will not have an adverse effect on our business, financial condition or results of operations. Any intellectual property litigation to which we might become a party, or for which we are required to provide indemnification, regardless of the merit of the claim or our defenses, may require us to do one or more of the following:

•	cease selling or using solutions or services that incorporate the intellectual property rights that allegedly infringe, misappropriate or violate the intellectual property of a third party;

•	make substantial payments for legal fees, settlement payments or other costs or damages;

•	obtain a license, which may not be available on reasonable terms or at all, to sell or use the relevant technology;

•	redesign the allegedly infringing solutions to avoid infringement, misappropriation or violation, which could be costly, time-consuming or impossible; or

•	indemnify organizations using our platform or third-party service providers.

Even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and harm our business and operating results. Moreover, there could be public announcements of the results of hearings, motions or other interim proceedings or developments and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. The occurrence of infringement claims may grow as the market for our products, services and technologies grows. Accordingly, our exposure to damages resulting from infringement claims could increase and this could further exhaust our financial and management resources.

Some of our intellectual property and in-licensed intellectual property has been conceived or developed through government-funded research and thus may be subject to federal regulations providing for certain rights for the U.S. government or imposing certain obligations on us, such as a license to the U.S. government covered by such intellectual property, “march-in” rights, certain reporting requirements and a preference for U.S.-based companies, and compliance with such regulations may limit our exclusive rights and our ability to contract with non-U.S. manufacturers.

Certain of our intellectual property rights have been generated through the use of U.S. government funding and are therefore subject to certain federal regulations. As a result, the U.S. government may have certain rights to intellectual property embodied in our current or future product candidates pursuant to the Bayh-Dole Act of 1980, or the Patent and Trademark Law Amendment. These U.S. government rights include a non-exclusive, non-transferable, irrevocable worldwide license to use inventions for any governmental purpose. In addition, the U.S. government has the right, under certain limited circumstances, to require the licensor to grant exclusive, partially exclusive or non-exclusive licenses to any of these inventions to a third party if it determines that: (1) adequate steps have not been taken to commercialize the invention, (2) government action is necessary to meet public health or safety needs or (3) government action is necessary to meet requirements for public use under federal regulations (also referred to as “march-in rights”). The U.S. government also has the right to take title to these inventions if the licensor fails to disclose the invention to the government or fails to file an application to register the intellectual property within specified time limits. Intellectual property generated under a government funded program is also subject to certain reporting requirements, compliance with which may require us to expend substantial resources. In addition, the U.S. government requires that any products embodying any of these inventions or produced through the use of any of these inventions be manufactured substantially in the United States. This preference for U.S. industry may be waived by the federal agency that provided the funding if the owner or assignee of the intellectual property can show that reasonable but unsuccessful efforts have been made to grant licenses on similar terms to potential licensees that would be likely to manufacture the products substantially in the United States or that under the circumstances domestic manufacture is not commercially feasible. To the extent any of our owned or licensed future intellectual property is also generated through the use of U.S. government funding, the provisions of the Bayh-Dole Act may similarly apply.

Additional Risks Related to Ownership of Our Common Stock and Our Operating as a Public Company

The market price of our common stock may be volatile, which could cause the value of your investment to decline.

If you purchase shares of our common stock, you may not be able to resell those shares at or above the price you paid. The market price of our common stock may be highly volatile and may fluctuate or decline significantly in response to numerous factors, some of which are beyond our control. It is possible that an active trading market will not develop or be sustained. The securities markets have experienced and continue to experience significant volatility. Market volatility, as well as general economic, market or political conditions, could reduce the market price of shares of our common stock regardless of our operating performance. Our operating results could be below the expectations of public market analysts and investors due to a number of potential factors, including:

•	changes in the industries in which we and our customers operate;

•	variations in quarterly operating results or dividends, if any, to stockholders;

•	additions or departures of key management personnel;

•	publication of research reports about our industry;

•	rumors and market speculation involving our or other companies in our industry, which may include short seller reports;

•	litigation and government investigations;

•	changes or proposed changes in laws or regulations or differing interpretations or enforcement of laws or regulations affecting our business;

•	adverse market reaction to any indebtedness incurred or securities issued in the future;

•	changes in market valuations of similar companies;

•	announcements by competitors of significant contracts, acquisitions, dispositions, strategic partnerships, joint ventures, or capital commitments;

•	the impact of any future bank failures, public health crises or geopolitical events such as tensions in and around Ukraine, the Middle East and other areas of the world; and

•	the impact of any of the foregoing on our management, employees, partners, customers, and operating results.

Furthermore, the stock markets in general have experienced extreme volatility, which has sometimes been unrelated to the operating performance of the issuer. The trading price of our common stock may be adversely affected by third parties trying to drive down or drive up the market price. Short sellers and others, some of whom post anonymously on social media, may be positioned to profit if our stock declines or otherwise exhibits volatility, and their activities can negatively affect our stock price and increase the volatility of our stock price. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance.

Following periods of volatility in the overall market and the market price of a company’s securities, securities class action litigation has often been instituted against such company. Such litigation could result in substantial costs and a diversion of management’s attention and resources. See also “— Risks Related to Compliance with Law, Government Regulation and Litigation — Our business is exposed to risks associated with litigation, investigations and regulatory proceedings.”

If our operating and financial performance in any given period does not meet the guidance provided to the public or the expectations of investment analysts, the market price of our common stock may decline.

In the future, we may, but are not obligated to, provide public guidance on our expected operating and financial results for future periods. Any such guidance will consist of forward-looking statements, subject to the risks and uncertainties described in this filing. Our actual results may not always be in line with or exceed any guidance we may provide, especially in times of economic uncertainty. Further, lengthy sales cycle may contribute to substantial fluctuations in our quarterly or annual operating results as significant sales can be delayed to subsequent periods. If, in the future, our operating or financial results for a particular period do not meet any guidance provided or the expectations of investment analysts, or if we reduce our guidance for future periods, the market price of our common stock may decline as well. There can be no assurance that we will continue to issue public guidance in the future.

Our financial results may vary significantly from quarter to quarter.

We expect revenue and operating results to vary from quarter to quarter. We may incur significant operating expenses during the start-up and early stages of large contracts and may not be able to recognize corresponding revenue in that same quarter. We may also incur additional expenses when contracts are terminated or expire and are not renewed. We may also incur additional expenses when customers are newly acquired. Additionally, payments due to us from our customers may be delayed for a variety of reasons, and these delays could cause significant fluctuations from quarter to quarter.

Additional factors that may cause our financial results to fluctuate from quarter to quarter include those addressed elsewhere in this “Risk Factors” section and the following factors, among others:

•	the terms of customer contracts that affect the timing of revenue recognition;

•	labor availability and costs for hourly and management personnel;

•	profitability of our products, especially in new markets;

•	changes in interest rates;

•	impairment of long-lived assets;

•	macroeconomic conditions, both nationally and locally;

•	size and scope of our revenue arrangements with our customers;

•	negative publicity relating to our products;

•	changes in customer preferences and competitive conditions;

•	the loss of strategic relationships or existing contracts with any customer;

•	lengthy customer sales cycle, leading to difficulty in forecasting the timing of purchasing decisions;

•	expansion to new markets; and

•	fluctuations in commodity prices.

Significant fluctuations in our operating results for a particular quarter could cause us to fall out of compliance with the financial covenants related to our debt, which if not waived, could restrict our access to capital and cause us to take extreme measures to pay down the debt, if any.

Future resales of common stock may cause the market price of our securities to drop significantly, even if our business is doing well.

Sales of a substantial number of shares of our common stock in the public market could occur. As of December 31, 2025, prior to application of the Exchange Ratio (as defined below), we had 50,227,011 shares of common stock issued or outstanding. If our stockholders sell, or the market perceives that our stockholders intend to sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline significantly.

Certain of our shareholders are restricted from selling shares of our common stock for a period of 180 days after the date of our Business Combination. As restrictions on resale end, the sale or possibility of sale of these shares could have the effect of increasing the volatility in our share price or the market price of our common stock could decline if the holders of currently restricted shares sell them or are perceived by the market as intending to sell them.

Future issuances of debt securities and equity or equity-linked securities may adversely affect the market price of our common stock and may be dilutive to existing stockholders.

In the future, we may incur debt or issue equity ranking senior to our common stock. Those securities will generally have priority upon liquidation. Such securities also may be governed by an indenture or other instrument containing covenants restricting its operating flexibility. Additionally, any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our common stock. Because our decision to issue debt or equity in the future will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing, nature or success of our future capital raising efforts. As a result, future capital raising efforts may reduce the market price of our common stock and be dilutive to existing stockholders.

Our failure to meet the continued listing requirements of NYSE could result in a delisting of our Company’s securities.

If we fail to satisfy the continued listing requirements of NYSE, such as NYSE’s requirements with respect to corporate governance or the minimum closing bid price, NYSE may take steps to delist our securities. Such a delisting would likely have a negative effect on the price of our securities and would impair your ability to sell or purchase our securities when you wish to do so. In the event of a delisting, we can provide no assurance that any action taken by us to restore compliance with listing requirements would allow our securities to become listed again, stabilize the market price or improve the liquidity of our securities, prevent our securities from dropping below the NYSE minimum bid price requirement or prevent future non-compliance with NYSE’s listing requirements. Additionally, if our securities are not listed on, or become delisted from, NYSE for any reason, and are quoted on the OTC Bulletin Board, an inter-dealer automated quotation system for equity securities that is not a national securities exchange, the liquidity and price of our securities may be more limited than if our securities were quoted or listed on NYSE or another national securities exchange. You may be unable to sell your securities unless a market can be established or sustained.

Short sellers may engage in manipulative activity intended to drive down the market price of our common stock, which could also result in related regulatory and governmental scrutiny, among other effects.

Short selling is the practice of selling securities that the seller does not own but rather has borrowed or intends to borrow from a third party with the intention of later buying lower priced identical securities to return to the lender. Accordingly, it is in the interest of a short seller of our common stock for the price to decline. At any time, short sellers may publish, or arrange for the publication of, opinions or characterizations that are intended to create negative market momentum. Issuers, like us, whose securities have historically had limited trading history or volumes and/or have been susceptible to relatively high volatility levels can be vulnerable to such short seller attacks. Short selling reports can cause increased volatility in an issuer’s stock price, and result in regulatory and governmental inquiries. A short seller report about us could result in an inquiry or formal investigation from a governmental organization or other regulatory body, including any inquiry from the SEC or the U.S. Department of Justice, which could result in a material diversion of our management’s time and could have a material adverse effect on our business and results of operations.

If we fail to establish and maintain proper and effective internal control over financial reporting, as a public company our ability to produce accurate and timely financial statements could be impaired, investors or analysts may lose confidence in our financial reporting, the trading price of our common stock may decline and we could face regulatory investigations or actions.

We are required to comply with Section 404 of the Sarbanes-Oxley Act beginning with the annual report for our fiscal year ending December 31, 2026, which will require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of our internal control over financial reporting. When we lose our status as an “emerging growth company” and become an “accelerated filer” or a “large accelerated filer,” an attestation of the independent registered public accounting firm will also be required. The rules governing the standards that must be met for management to assess internal control over financial reporting are complex and require significant documentation, testing and possible remediation.

To comply with the Sarbanes-Oxley Act, the requirements of being a reporting company under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and any complex accounting rules in the future, we may need to, among other things, upgrade our information technology systems; implement additional financial and management controls, reporting systems and procedures; and hire additional accounting and finance staff. If we are unable to hire the additional accounting and finance staff necessary to comply with these requirements, we may need to retain additional outside consultants, which may result in significant additional expenses.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation of those internal controls.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

We cannot assure you that there will not be additional material weaknesses in our internal control over financial reporting now or in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition, results of operations or cash flows. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines that we have a material weakness in our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could significantly decline, and we could be subject to sanctions or investigations by the NYSE, the SEC or other authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to capital markets.

If securities or industry analysts do not publish research or reports about our business or publish negative reports about our business, our share price and trading volume could decline.

The trading market for our common stock will depend on the research and reports that securities or industry analysts publish about us and our business. The market price of our common stock could decline if our actual results do not match the analysts’ projections. If one or more of the analysts who cover us downgrade our common stock or change their opinion of our common stock, our share price would likely decline. If one or more of these analysts cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our share price or trading volume to decline.

We have incurred and will continue to incur significant expenses and administrative burdens as a public company, which may adversely affect our business, prospects, financial condition and results of operations.

We will face increased legal, accounting, administrative and other costs and expenses as a public company that we did not incur as a private company. The Exchange Act, Sarbanes-Oxley Act, including the requirements of Section 404, as well as rules and regulations subsequently implemented by the SEC, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the rules and regulations promulgated and to be promulgated thereunder, as well as the Public Company Accounting Oversight Board and the stock exchanges, impose additional reporting and other obligations on public companies. Compliance with public company requirements will increase costs and make certain activities more time-consuming. A number of those requirements require us to carry out activities we have not done previously. For example, we have created and may continue to create new board committees and adopt new internal controls and disclosure controls and procedures. In addition, have incurred and will continue to incur expenses associated with SEC reporting requirements. Furthermore, if any issues in complying with those requirements are identified (for example, if the auditors identify additional material weaknesses or significant deficiencies in our internal control over financial reporting), we may incur additional costs rectifying those issues, and the existence of those issues may adversely affect our reputation or investor perceptions of it.

Risks associated with our status as a public company may make it more difficult to attract and retain qualified persons to serve on our board of directors or as executive officers. For example, the rules and regulations governing public companies may make it more difficult and more expensive for us to maintain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage as before we were a public company. As a result, it may be difficult for us to continue to attract and retain qualified people to serve on our board of directors, our board committees or as executive officers. The additional reporting and other obligations imposed by these rules and regulations increase legal and financial compliance costs and the costs of related legal, accounting and administrative activities. To the extent necessary to supplement our internal personnel with professional advisors, such costs may be significantly increased. These increased costs will require us to divert a significant amount of money that may otherwise be used to expand the business and achieve strategic objectives. Advocacy efforts by stockholders and third parties may also prompt additional changes in governance and reporting requirements, resulting in further increased costs.

Additionally, some of our executive officers have limited or no experience in the management of a publicly traded company. As a public company, we are subject to significant regulatory oversight and reporting obligations under federal securities laws, and certain executives’ limited experience in dealing with the increasingly complex laws pertaining to public companies could be a significant disadvantage in that it is likely that an increasing amount of their time may be devoted to these activities which will result in less time being devoted to the management and growth of our Company. Additionally, we may not have adequate personnel with the appropriate level of knowledge, experience and training in the accounting policies, practices or internal controls over financial reporting required of public companies in the United States.

We do not intend to pay cash dividends for the foreseeable future.

We have never declared or paid cash dividends on our capital stock, and we do not anticipate paying any cash dividends in the foreseeable future. Additionally, currently intend to retain its future earnings, if any, to finance the further development and expansion of our business and do not intend to pay cash dividends in the foreseeable future. Any future determination to pay dividends will be made at the discretion of our Board, subject to applicable laws. It will depend on a number of factors, including our financial condition, results of operations, capital requirements, contractual, legal, tax and regulatory restrictions, general business conditions and other factors that our Board may deem relevant. In addition, the ability to pay cash dividends may be restricted by the terms of debt financing arrangements, as any future debt financing arrangement likely will contain terms restricting or limiting the amount of dividends that may be declared or paid on our common stock. As a result, stockholders may not receive any return on an investment in our common stock unless they sell their shares for a price greater than what they paid for them.

We are an emerging growth company within the meaning of the Securities Act, and to the extent we take advantage of certain exemptions from disclosure requirements available to emerging growth companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we have chosen to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We cannot predict whether investors will find our securities less attractive because we rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company, which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accountant standards used.

If we cease to be an emerging growth company, we will no longer be able to take advantage of certain exemptions from reporting, and, absent other exemptions or relief available from the SEC, we will also be required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. We will incur additional expenses in connection with such compliance and our management will need to devote additional time and effort to implement and comply with such requirements.

Market values of growth-oriented companies like ours, particularly companies that entered into business combination agreements with SPACs, have at times been affected by adverse economic and market forces which may induce downward pressure on the price and trading volume of our common stock.

In recent years, there have been fluctuations in the valuation of growth-oriented companies, particularly those that entered into business combination agreements with SPACs. Inflationary pressures, increases in interest rates and other adverse economic and market forces have contributed to these drops in market value. As a result, our securities are subject to potential downward pressures and volatility in the price of our securities and adversely impact our ability to secure financing in the future.

General Risk Factors

Our employees and independent contractors may engage in misconduct or other improper activities, which could have an adverse effect on our business, prospects, financial condition and operating results.

We are exposed to the risk that our employees and independent contractors may engage in misconduct or other illegal activity. Misconduct by these parties could include intentional, reckless or negligent conduct or other activities that violate laws and regulations, including production standards, U.S. federal and state fraud, abuse, data privacy and security laws, other similar non-U.S. laws or laws that require the true, complete and accurate reporting of financial information or data. It is not always possible to identify and deter misconduct by employees and other third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. In addition, we are subject to the risk that a person or government could allege such fraud or other misconduct, even if none occurred. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, prospects, financial condition and operating results, including, without limitation, the imposition of significant civil, criminal and administrative penalties, damages, monetary fines, disgorgement, integrity oversight and reporting obligations to resolve allegations of non-compliance, imprisonment, other sanctions, contractual damages, reputational harm, diminished profits and future earnings and curtailment of our operations, any of which could adversely affect our business, prospects, financial condition and operating results.

Investments in us may be subject to regulations governing direct and indirect foreign acquisitions of and investments in U.S. businesses. If applicable, such regulations may impose conditions or limitations on a foreign investor’s ownership of and rights with respect to Infleqtion (including, but not limited to, limits on an investor’s total ownership interest in and/or information and governance rights with respect to Infleqtion).

Certain transactions that involve the acquisition of or investment in a U.S. business by a non-U.S. buyer or investor may be subject to review and approval by the Committee on Foreign Investment in the United States (“CFIUS”). Whether CFIUS has jurisdiction to review an acquisition or investment transaction depends on — among other factors — the nature and structure of the transaction, including the level of beneficial foreign ownership interest and the nature of any information or governance rights afforded to a foreign shareholder.

For example, all investments that could result in foreign “control” of a U.S. business as that term is defined in the relevant regulations are subject to CFIUS jurisdiction. Foreign investments in U.S. businesses that have a qualifying nexus to “critical technology,” “critical infrastructure,” or “sensitive personal data” are subject to a lower CFIUS jurisdiction threshold that is triggered when a foreign investor will not “control” the U.S. business, but will be afforded certain information or governance rights, including board representation or observer rights, access to certain nonpublic technical information, or the right to involvement in certain company decision making. When CFIUS has jurisdiction to review a foreign investment transaction involving a U.S. business that produces, develops, tests, manufactures or designs “critical technology,” such transaction may trigger a mandatory pre-closing CFIUS filing requirement.

Outside the United States, other countries are expanding their own foreign direct investment (“FDI”) regimes, pursuant to which investments in and transactions with companies that have a qualifying presence outside of the United States may be subject to review by non-U.S. FDI regulators. Any regulatory review of an investment or other transaction by CFIUS or other FDI regulator may have outsized impacts on transaction certainty, timing, feasibility, and cost, among other things. CFIUS and other FDI regulatory regimes are evolving. In the event CFIUS or another FDI regulator wishes to review one or more proposed or completed transactions between Infleqtion and a foreign counterparty, there can be no assurances that such foreign counterparty will be able to maintain or proceed with such transaction on terms acceptable to such counterparty. With respect to Infleqtion, CFIUS or other FDI regulators may exercise jurisdiction over such transactions and may seek to prohibit, unwind, or impose limitations or restrictions thereon. Should CFIUS or other FDI regulator determine that a transaction with a foreign counterparty violated relevant regulations, the parties thereto could face a financial penalty.

Claims for indemnification by our directors and officers may reduce our available funds to satisfy successful third-party claims against us and may reduce the amount of money available to us.

The Certificate of Incorporation and Bylaws provide that we will indemnify our directors and officers, in each case to the fullest extent permitted by Delaware law.

In addition, as permitted by Section 145 of the DGCL, the Bylaws and the indemnification agreements that we entered into with our directors and officers provide that:

•

we will indemnify our directors and officers for serving in those capacities or for serving other business enterprises at our request, to the fullest extent permitted by Delaware law. Delaware law provides that a corporation may indemnify such person if such person acted in good faith and in a manner such person reasonably believed to be in or not opposed to the best interests of the registrant and, with respect to any criminal proceeding, had no reasonable cause to believe such person’s conduct was unlawful;

•	we may, in our discretion, indemnify employees and agents in those circumstances where indemnification is permitted by applicable law;

•

we will be required to advance expenses, as incurred, to our directors and officers in connection with defending a proceeding, except that such directors or officers shall undertake to repay such advances if it is ultimately determined that such person is not entitled to indemnification;

•

we will not be obligated pursuant to the Bylaws to indemnify a person with respect to proceedings initiated by that person against us or our other indemnitees, except with respect to proceedings authorized by our Board or brought to enforce a right to indemnification;

•

the rights conferred in the Bylaws are not exclusive, and we are authorized to enter into indemnification agreements with our directors, officers, employees and agents and to obtain insurance to indemnify such persons; and

•	we may not retroactively amend the Bylaws provisions to reduce our indemnification obligations to directors, officers, employees and agents.

We may redeem the Public Warrants for cash when the price per share of our Common Stock equals or exceeds $18.00.

Beginning 30 days after the Closing, we may redeem the outstanding Public Warrants for cash:

•	in whole and not in part;

•	at a price of $0.01 per warrant;

•	upon not less than 30 days’ prior written notice of redemption (the “30-day redemption period”); and

•

if, and only if, the last reported sale price of the Common Stock equals or exceeds $18.00 per share (as adjusted for share subdivisions, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which we send the notice of redemption to the warrantholders.

We will not redeem the Public Warrants as described above unless a registration statement under the Securities Act covering the Common Stock issuable upon exercise of the warrants is effective and a current prospectus relating to those shares of Common Stock is available throughout such 30-trading day period and the 30-day redemption period.

There is no guarantee that the Warrants will be in the money at the time they become exercisable, and they may expire worthless.

The exercise price for our Warrants is $11.50 per share of Common Stock. There is no guarantee that the Warrants will be in the money following the time they become exercisable and prior to their expiration, and as such, the Warrants may expire worthless.

The provisions of our Certificate of Incorporation requiring exclusive forum in the Court of Chancery of the State of Delaware and the federal district courts of the United States for certain types of lawsuits may have the effect of discouraging certain lawsuits, including derivative lawsuits and lawsuits against our directors and officers, by limiting plaintiffs’ ability to bring a claim in a judicial forum that they find favorable.

Our certificate of incorporation (the “Certificate of Incorporation”) provides that, to the fullest extent permitted by law, and unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (or, if and only if the Court of Chancery of the State of Delaware lacks subject matter jurisdiction, any state court located within the State of Delaware or, if and only if all such state courts lack subject matter jurisdiction, the federal district court for the District of Delaware) and any appellate court therefrom will be the sole and exclusive forum for (i) any derivative claim or cause of action brought on our behalf, (ii) any claim or cause of action for breach of a fiduciary duty owed by any of our current or former directors, officers or other employees or our stockholders, (iii) any claim or cause of action against us or any of our current or former directors, officers or other employees arising out of or pursuant to any provision of the DGCL or the Certificate of Incorporation or our bylaws (the “Bylaws”), as either may be amended from time to time, (iv) any claim or cause of action seeking to interpret, apply, enforce or determine the validity of the Certificate of Incorporation or Bylaws, as either may be amended from time to time, (v) any claim or cause of action as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware, or (vi) any claim or cause of action against us or any of our current or former directors, officers or other employees governed by the internal affairs doctrine or otherwise related to our internal affairs. The Certificate of Incorporation also provides that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act and the rules and regulations promulgated thereunder, including all causes of action asserted against any defendant to such complaint. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder.

For the avoidance of doubt, this provision is intended to benefit and may be enforced by us, our officers and directors, the underwriter for any offering giving rise to such complaint and any other professional entity whose profession gives authority to a statement made by that person or entity and who has prepared or certified any part of the documents underlying the offering.

These provisions may have the effect of discouraging certain lawsuits, including derivative lawsuits and lawsuits against our directors and officers, by limiting plaintiffs’ ability to bring a claim in a judicial forum that they find favorable. The enforceability of similar choice of forum provisions in other companies’ certificates of incorporation or bylaws has been challenged in legal proceedings, and it is possible that, in connection with any applicable action brought against us, a court could find the choice of forum provisions contained in the Certificate of Incorporation to be inapplicable or unenforceable in such action.

While the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive forum provisions, and there can be no assurance that such provisions will be enforced by a court in those other jurisdictions. Investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder.

Uncertain global macroeconomic, political conditions and natural or man-made interruptions could materially adversely affect our business prospects, financial condition, results of operations and cash flows.

Our results of operations could be materially affected by economic and political conditions in the United States and internationally, including inflation, deflation, interest rates, availability of capital, energy and commodity prices, trade laws and the effects of governmental initiatives to manage economic conditions. Potential customers may delay or decrease spending as their business and budgets are impacted by economic conditions. The inability of potential customers to pay us for our services may adversely affect our earnings and cash flows.

Further, the ongoing military conflict in Ukraine and the resulting sanctions and related countermeasures by North Atlantic Treaty Organization states, the United States and other countries have led to, and are likely to lead to additional, market disruptions, including significant volatility in commodity prices, credit, and capital markets, as well as supply chain interruptions for equipment, which could have an adverse impact on our operations and financial performance. Global supply chain disruptions have increasingly affected both the availability and cost of materials, component manufacturing and deliveries. Disruptions such as military conflicts, sanctions, and other countermeasures between nations, as well as any escalation in tension between nations, may result in delays in equipment deliveries and cost escalations that could adversely affect our business prospects, financial condition, results of operations and cash flows.

Additionally, a significant natural disaster, such as an earthquake, fire, flood, hurricane or significant power outage or other similar events, such as infectious disease outbreaks or pandemic events (such as the outbreak of the COVID-19 pandemic), could materially and adversely affect our business, financial condition and results of operations. In addition, natural disasters, acts of terrorism or war, including the ongoing geopolitical tensions related to Russia’s actions in Ukraine, the conflicts in the Middle East, including the most recent conflict among Iran, the United States, Israel, and numerous other countries in the region and the conflict between Hamas and Israel in Gaza and the geopolitical tensions in South America, including the capture of the Venezuelan President, could cause disruptions in our remaining operations, our or our partners’ businesses, our suppliers’ or the economy as a whole. We also rely on information technology systems to communicate among our workforce and with third parties. Any disruption to our communications, whether caused by a natural disaster or by man-made problems, such as power disruptions, could adversely affect our business. To the extent that any such disruptions result in development or commercialization delays or impede our partners’ and suppliers’ ability to timely deliver product components, or the deployment of our products, this could materially and adversely affect our business, financial condition and results of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY
Risk Management and Strategy
We have implemented and maintain various information security processes designed to identify, assess and manage material risks from cybersecurity threats to our critical computer networks, third party hosted services, communications systems, hardware and software, and our critical data, including intellectual property and confidential information that is proprietary, strategic or competitive in nature (“Information Systems and Data”).
Our Information Technology (“IT”) Department, led by our IT Director, helps identify, assess and manage the Company’s cybersecurity threats and risks. Our IT Department monitors and evaluates our threat environment using various methods including, for example manual and automated tools, subscribing to reports and services that identify cybersecurity threats, analyzing reports of threats and threat actors, conducting scans of the threat environment, evaluating and assessing threats reported to us, coordinating with law enforcement about certain threats as may be appropriate, conducting internal and external audits and conducting risk and threat assessments.
Depending on the environment, we implement and maintain various technical, physical, and organizational measures, processes, standards and policies designed to manage and mitigate material risks from cybersecurity threats to our Information Systems and Data, including, for example: our incident response plan, incident detection and response procedures, disaster recovery and business continuity plans, encryption of certain data, network security controls, data segmentation, access and physical security controls, asset management and disposal, monitoring of our systems, employee training, and maintaining cybersecurity insurance.
Our assessment and management of material risks from cybersecurity threats are integrated into the Company’s overall risk management processes. For example, cybersecurity risk is addressed as a component of the Company’s enterprise risk management program and the IT Department works with management to prioritize our risk management processes and undertake efforts designed to mitigate cybersecurity threats that are more likely to lead to a material impact to our business.
We use third-party service providers to assist us in our efforts to identify, assess, and manage material risks from cybersecurity threats, including for example cybersecurity consultants and managed cybersecurity providers.
We use third-party service providers to perform a variety of functions throughout our business, such as cloud-based infrastructure, data center facilities, encryption and authentication technology, email, and content delivery to customers. We have vendor management processes designed to manage cybersecurity risks associated with our use of certain of these providers. Depending on the nature of the services provided, the sensitivity of the Information Systems and Data at issue, and the identity of the provider, our vendor management process may involve different levels of assessment designed to help identify cybersecurity risks associated with a provider and impose contractual obligations related to cybersecurity on the provider.
For a description of the risks from cybersecurity threats that may materially affect the Company and how they may do so, see our risk factors under Part 1. Item 1A. Risk Factors in this Annual Report on Form
10-K,
including “
—
Risks Related to Our Business—If our information technology systems or those third parties with whom we work or our data, are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions, litigation, fines and penalties, disruptions of our business operations, reputational harm, loss of revenue or profits, loss of customers or sales and other adverse consequences.”

Governance
Our Board of Directors addresses the Company’s cybersecurity risk management as part of its general oversight function. The Board of Directors’ Audit Committee is responsible for overseeing Company’s cybersecurity risk management processes, including oversight of cybersecurity threat risk mitigation efforts.
Our cybersecurity risk assessment and management processes are implemented and maintained by certain Company management, including our IT Director, who has over 21 years of IT experience and 10 years of cybersecurity management expertise and oversight.
Our IT Director is responsible for hiring appropriate personnel, helping to integrate cybersecurity risk considerations into the Company’s overall risk management strategy, and communicating key priorities to relevant personnel. Our IT Director is also responsible for approving budgets, helping prepare for cybersecurity incidents, approving cybersecurity processes, and reviewing security assessments and other security-related reports.
Our cybersecurity incident
response
plan is designed to escalate certain cybersecurity incidents to members of management depending on the circumstances. Management works with the Company’s incident response team to help the Company mitigate and remediate cybersecurity incidents of which they are notified. In addition, the Company’s incident response plan includes reporting to the Audit Committee of the Board of Directors for certain cybersecurity incidents as appropriate.
The Audit Committee receives periodic reports from our IT Director concerning the Company’s certain cybersecurity threats and risks and the processes the Company has implemented in an effort to address them. The Audit Committee also can request access to various reports, summaries or presentations related to cybersecurity threats, risks and mitigation efforts.
ITEM 2. PROPERTIES
We
currently lease facilities in the United States, the United Kingdom and Australia. Our corporate headquarters are located in Louisville, Colorado, where we lease approximately 20,000 square feet of space from an independent third party, TGF West Century Drive Property, LLC. Most of the facility is used for corporate offices, research and development and manufacturing. In addition to our corporate headquarters, and we also maintain additional R&D and manufacturing operations in Chicago, Illinois; Madison, Wisconsin; Boulder, Colorado; Oxford, United Kingdom; and Melbourne, Australia. We believe these facilities are adequate to meet our current ongoing needs and anticipate we will be able to obtain additional space as needed under commercially reasonable terms.
ITEM 3. LEGAL PROCEEDINGS
From time to time, we may become involved in legal proceedings relating to claims arising from the ordinary course of business. Our management believe that there are currently no claims or actions pending against us, the ultimate disposition of which could have a material adverse effect on our results of operations, financial condition or cash flows.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our units (and upon separation, our Class A Ordinary Shares and Public Warrants) were historically quoted on The Nasdaq Global Market under the symbols “CCCX” and “CCCXW,” respectively.

On February 12, 2026, in connection with the Domestication, all of the units previously issued by us separated into their component parts of one Class A Ordinary Share and one-quarter of one whole Public Warrant. Immediately thereafter, the DTC effected a mandatory exchange of the Class A Ordinary Shares for shares of common stock, on a one-for-one basis. On February 13, 2026, the units, the Class A Ordinary Shares and the Public Warrants ceased trading on Nasdaq.

On February 17, 2026, our common stock and warrants began trading on The New York Stock Exchange under the new trading symbols “INFQ” and “INFQ WS,” respectively.

Holders of Common Stock and Warrants

As of the Closing Date, and following the completion of the Business Combination, we had 216,471,927 shares of the common stock issued and outstanding held of record by 261 holders, and 10,425,000 warrants outstanding held of record by two holders. Such amounts do not include DTC participants or beneficial owners holding shares through nominee names.

Dividends

We have not paid any cash dividends on the common stock to date. We may retain future earnings, if any, for future operations, expansion and debt repayment and have no current plans to pay cash dividends for the foreseeable future. Any decision to declare and pay dividends in the future will be made at the discretion of our board of directors and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions and other factors that our board of directors may deem relevant. In addition, our ability to pay dividends may be limited by covenants of any existing and future outstanding indebtedness we or our subsidiaries incur. We do not anticipate declaring any cash dividends to holders of the common stock in the foreseeable future.

Recent Sales of Unregistered Securities and Use of Proceeds

Unregistered Sales of Equity Securities

Information about additional unregistered sales of our equity securities in connection with the Business Combination is set forth under Item 2.01 of our Current Report on Form 8-K filed with the SEC on February 17, 2026.

Use of Proceeds

On May 15, 2025, CCX consummated its IPO of 41,400,000 units (the “Public Units”) at $10.00 per Public Unit, generating gross proceeds of $414,000,000.

Simultaneously, with the closing of the IPO, CCX consummated the sale (“Private Placement”) of 300,000 private placement units (the “Private Placement Units” and together with the Public Units, the “Units”), to (i) Churchill Sponsor X LLC (the “Sponsor”) at a price of $10.00 per Private Placement Unit, or $3,000,000.

Each Private Placement Unit consisted of one Class A Ordinary Share (the “Class A Ordinary Shares”) of CCX (the “Private Placement Shares”) and one-fourth of one warrant, exercisable at $11.50 in exchange for one Class A Ordinary Share (the “Private Placement Warrants,” and together with the Public Warrants, the “Warrants”). Separately, an affiliate of BTIG, LLC (“BTIG”), the representative of the underwriters for the IPO, invested $500,000 in, and was admitted as a member of, the Sponsor in connection with the closing of the IPO in exchange for interests in the Sponsor corresponding to 50,000 Private Placement Units and 200,000 founder shares (“Founder Shares”) of the Sponsor. The units sold in the IPO were registered under the Securities Act on a registration statement on Form S-1 (File Nos.333-286799 and 333-287245), which was declared effective on May 13, 2025.

Transaction costs amounted to $4,638,840, consisting of $3,000,000 of deferred discount and $1,638,840 of other offering costs.

Upon the closing of the IPO on May 15, 2025, an aggregate amount of $414,000,000 ($10.00 per unit) from the net proceeds of the IPO, and a portion of the proceeds of the sale of the Private Placement, was held in a trust account (the “Trust Account”) with Continental Stock Transfer & Trust Company (“Continental”).

In connection with the closing of the Business Combination, the holders of 37,821 Class A Ordinary Shares exercised their right to redeem their shares for cash at a redemption price of approximately $10.27 per share, for an aggregate redemption amount of $388,453.90. Following those redemptions, an aggregate of approximately $12,983,216 was paid from the Trust Account to cover expenses incurred by Legacy Infleqtion and CCX in connection with the Business Combination. The remaining balance in the Trust Account of approximately $389,040,638 was released to the Company for general corporate purposes and the Trust Account was closed.

Issuer Purchases of Equity Securities

None.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition and results of operations relate to the historical results of CCX prior to the Business Combination and should be read in conjunction with the audited consolidated financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report.

Overview

Prior to the Business Combination, we were a blank check company incorporated in the Cayman Islands on January 4, 2024 formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses.

We neither engaged in any operations nor generated any revenues prior to the consummation of the Business Combination. Our only activities from January 4, 2024 (inception) through December 31, 2025, had been (i) organizational activities, those necessary and (ii) activities relating to the IPO, described above, (iii) identifying and evaluating prospective acquisition candidates and activities in connection with an initial business combination and (iv) effectuating the Business Combination. We generated non-operating income prior to the consummation of the Business Combination in the form of interest income on investments held in the Trust Account. We incurred expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance, among other things), as well as for due diligence.

ColdQuanta Business Combination

On September 8, 2025, the Company entered into the Merger Agreement by and among Merger Sub I, Merger Sub II and ColdQuanta (d/b/a Infleqtion). On February 13, 2026, as contemplated by the Merger Agreement, we consummated the transactions contemplated by the Merger Agreement and effected the Business Combination.

Results of Operations

For the year ended December 31, 2025, we had a net loss of $66,931,068, which consisted of change in fair value of subscription agreement liability of $69,585,366, general and administrative costs of $1,990,219, and a subscription agreement expense of $6,044,986, partially offset by income earned on marketable securities held in the Trust Account of $10,689,503.

For the period from January 4, 2024 (inception) through December 31, 2024, we had a net loss $51,910, which consisted of general and administrative costs.

Liquidity and Capital Resources

On May 15, 2025, we consummated the IPO of 41.4 million Public Units, each Public Unit consisting of one Class A Ordinary Share and one-fourth of one Public Warrant exercisable at an exercise price of $11.50 for one Class A Ordinary Share, which amount includes the full exercise of the underwriters’ over-allotment option of 5.4 million Public Units, generating gross proceeds of $414,000,000. Simultaneously, we consummated the Private Placement of 300,000 Private Placement Units for an aggregate of $3,000,000. Separately, an affiliate of BTIG, the representative of the underwriters for the IPO, invested $500,000 in, and was admitted as a member of, the Sponsor in connection with the closing of the IPO in exchange for interests in the Sponsor corresponding to 50,000 Private Placement Units and 200,000 Founder Shares.

Following the IPO and the Private Placement, a total of $414,000,000 was placed in the Trust Account. We incurred $4,638,840 in offering expenses, consisting of $3,000,000 of deferred underwriting fee and $1,638,840 of other offering costs.

For the year ended December 31, 2025, cash used in operating activities was $2,272,729. Net loss of $66,931,068 was affected by change in fair value of subscription agreement liability of $69,585,366, subscription agreement expense of $6,044,986, income earned on marketable securities held in the Trust Account of $10,689,503 and payment of operation costs through a promissory note of $36,839. Changes in operating assets and liabilities used $319,349 of cash for operating activities.

For the period from January 4, 2024 (inception) through December 31, 2024, cash used in operating activities was $0. Net loss of $51,910 was affected by payment of formation costs through issuance of Class B Ordinary Shares of $4,827 and payment of operation costs through a promissory note of $47,803.

As of December 31, 2025, we had marketable securities held in the Trust Account of $423,689,503 consisting of U.S. government treasury obligations with maturity of 185 days or less or interests in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations.

As of December 31, 2025, we had cash of $702,154.

In order to fund working capital deficiencies or finance transaction costs in connection with a business combination, the Sponsor or an affiliate of the Sponsor or certain of our officers and directors or their affiliates could have, but were not obligated to, loan us funds (“Working Capital Loans”) as may be required. Up to $1,500,000 of such Working Capital Loans would be convertible into units of the post business combination entity at a price of $10.00 per unit at the option of the lender. Such units and their underlying securities would be identical to the Private Placement Units. As of December 31, 2025 and 2024, the Company had no borrowings under any Working Capital Loans.

Additionally, to fund working capital the Company permitted withdrawals available up to an annual limit of $1,000,000. These permitted withdrawals were limited to only the interest available that has been earned in excess of the initial deposit at the IPO. For the year ended December 31, 2025, the Company has withdrawn $1,000,000 in interest from the Trust Account for working capital purposes and, prior to the Business Combination, had no further amounts available for permitted withdrawals until May 15, 2026, which is the one-year anniversary of the IPO.

On February 13, 2026, the Company announced the closing of its previously announced Business Combination between Churchill Capital Corp X and ColdQuanta, Inc. As of this filing, substantial doubt about the Company’s ability to continue as a going concern was alleviated due to the closing of the Business Combination.

Off-Balance Sheet Arrangements

We had no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

As of December 31, 2025, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to reimburse the managing member of the Sponsor in an amount equal to $30,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the initial Business Combination or the Company’s liquidation, the Company ceased paying these monthly fees.

On August 1, 2025, the Company entered into the Director Agreements with each of the three independent directors of the Company, pursuant to which, in connection with each director’s continuing service as a director of the Company, the Company agreed to pay each director a cash compensation of $75,000 per annum, beginning on the later of the date of appointment of each director and August 1, 2025. For the year ended December 31, 2025, the Company incurred $93,750 in fees related to the Director Agreement of which $37,500 were paid and $56,250 are included in accrued expenses on the accompany consolidated balance sheets. For the period from January 4, 2024 (inception) through December 31, 2024, the Company did not incur any fees for these services.

The underwriters were entitled to a deferred discount of up to $3,000,000 in the aggregate, payable only upon the Company’s completion of its Business Combination.

On September 1, 2025, the Company engaged Citigroup Global Markets Inc. (“Citi”) as a placement agent for a proposed PIPE offering of equity or equity-linked securities for Legacy Infleqtion. The placement fee payable to Citi was set at 4.0% of the gross proceeds of securities sold in any placement, up to a maximum of $100,000,000.

On September 3, 2025, the Company entered into an agreement (the “Capital Markets Advisory Agreement”) with Citi, under which the Company was to pay Citi a cash fee of $7,000,000 promptly upon consummation of the Business Combination. Citi was also eligible to receive an incentive fee of up to $3,000,000, payable solely at the discretion of the Company and Legacy Infleqtion. As of December 31, 2025, there were no fees that were incurred in connection with the Capital Markets Advisory Agreement.

On September 7, 2025, J.P. Morgan Securities LLC (“J.P. Morgan”) entered into an agreement with the Company to serve as a Co-Placement Agent in connection with the PIPE offering. As of December 31, 2025, there were no fees that were incurred in connection with the PIPE engagement letters.

On September 8, 2025, the Company entered into the Merger Agreement. In connection with the execution of the Merger Agreement, on September 8, 2025, the Company entered into subscription agreements with PIPE investors pursuant to which, the Company agreed to issue and sell to the PIPE investors $126,547,600 of PIPE shares. The subscription agreements terminated upon the consummation of the Business Combination. The subscription agreements provide for, under certain circumstances, customary indemnities between the Company and the PIPE investors.

On September 8, 2025, the Company entered into an advisory agreement (the “Advisory Agreement”) with The Klein Group, LLC (the “Advisor”). Pursuant to the terms thereof, effective as of the closing of the Business Combination, the Advisor provides financial advisory, strategy consulting, business development and investor relations to us.

Pursuant to the terms of the Advisory Agreement, the Advisor is entitled to a fee of $250,000 per quarter, in addition to other potential fees depending on the outcomes of certain transactions. The Advisory Agreement is for a term of two years, provided, however, it may be extended for an additional one-year term upon mutual agreement of us and the Advisor.

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

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of December 31, 2025, we have identified the valuation of the Public Warrants at the IPO, BTIG’s Founder Shares and the subscription agreement liability as critical accounting estimates.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Following the closing of the IPO, the net proceeds of the IPO, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This information appears following Item 15 of this Annual Report and is included herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer (the “Certifying Officers”), or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that CCX’s disclosure controls and procedures were effective as of December 31, 2025.

Management’s Report on Internal Controls Over Financial Reporting
This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
Not applicable.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors and Executive
Officers
The following table sets forth the names, ages and positions of our directors and executive officers as of March 3
1
, 2026:

Name	Age	Position
Executive Officers
Matthew Kinsella	42	Chief Executive Officer and Director
Pranav Gokhale	32	Chief Technology Officer
Ilan Hart	56	Chief Financial Officer
Paul Lipman	56	Chief Revenue Officer
Jason Hall	44	Chief Legal Officer

Non-Employee Directors
Catherine Lego (1)	69	Director and Chairman
Eric Bjornholt (1)	55	Director
Kristina Johnson (2)(3)	68	Director
Dawn Meyerriecks (2)(3)	66	Director
David Singer (1)(2)	63	Director

(1)	Member of the audit committee.
(2)	Member of the compensation committee.
(3)	Member of the nominating and corporate governance committee
Executive Officers
Matthew Kinsella
. Mr. Kinsella has served as our Chief Executive Officer since April 2024 and as a member of our Board since July 2018. Prior to joining Infleqtion, Mr. Kinsella served as Managing Director at Maverick Ventures, a venture capital fund focused on early and growth-stage investments, from August 2005 to April 2024. While at Maverick, Mr. Kinsella served on the boards of directors of many privately held companies. Mr. Kinsella received his B.B.A. in finance from the University of Notre Dame in 2005. We believe Mr. Kinsella is qualified to serve on our Board because of his extensive experience in the technology industry and his board service on several privately held companies and as our Chief Executive Officer.
Pranav Gokhale
. Dr. Gokhale has served as our Chief Technology Officer since August 2025. Prior to that Dr. Gokhale served as our Vice President and General Manager of Computing from November 2024 to August 2025 and as our Vice President of Quantum Software from May 2022 to November 2024. Prior to joining Infleqtion, Dr. Gokhale served as CEO and
Co-founder
of Super.tech Labs, a quantum computing company, from February 2020 until May 2022, when it was acquired by Infleqtion. Prior to that, Dr. Gokhale served as a Postdoctoral Researcher at the Argonne National Laboratory from January 2021 to April 2022. Dr. Gokhale received his Ph.D. in Computer Science from the University of Chicago in 2020, his MS in Computer Science from the University of Chicago in 2020 and his B.S.E. in Computer Science from Princeton University in 2015.
Ilan Hart.
Mr. Hart has served as our Chief Financial Officer since November 2025. Prior to joining Infleqtion, Mr. Hart served as Chief Financial Officer of Zoox Inc., Amazon’s autonomous vehicle company from April 2019 to October 2025. Prior to that, Mr. Hart spent more than 20 years at Intel in various roles. Mr. Hart received his MBA from Tel Aviv University and his B.S. in Economics from Ben Gurion University.
Paul Lipman.
Mr. Lipman has served as our Chief Revenue Officer since October 2025 and prior to that in senior leadership roles, since April 2021, most recently serving as our Chief Strategy Officer. Prior to joining

Infleqtion, Mr. Lipman served as CEO and director of BullGuard Limited, a U.K.-based cybersecurity company, from December 2015 to December 2020. Mr. Lipman currently serves, and has served in the past, on the boards of directors of other privately held companies. Mr. Lipman received his MBA from Stanford University and his B.Sc. in Physics from The Victoria University of Manchester.
Jason Hall.
Mr. Hall has served as our Chief Legal Officer since November 2025. Prior to joining Infleqtion, Mr. Hall served as Chief People and Legal Officer of SunVest Solar, LLC, a solar energy company, from January 2023 to October 2025. Prior to that, Mr. Hall joined Renesas Electronics Corporation, a global semiconductor company, in March 2015 and served as its Chief Legal Officer and General Counsel from July 2017 to March 2022. Earlier in his career, Mr. Hall practiced law at Morrison & Foerster LLP from October 2009 to March 2015. Mr. Hall has served as an Adjunct Professor at the University of Tokyo since 2022. Mr. Hall has been a registered patent attorney with the U.S. Patent and Trademark Office since 2012. Mr. Hall received his J.D. from Northwestern University Pritzker School of Law and his B.A. in Chemistry, Political Science, and Public Administration from Augustana College.
Non-Employee
Directors
Catherine Lego.
Ms. Lego has served as the chair of our Board since December 2023. Ms. Lego has served as a member of the board of directors of Guidewire Software, Inc., a publicly traded insurance software company, since September 2019 and chairs its audit committee. Ms. Lego is also member of the board of directors of Cirrus Logic, a mixed signal semiconductor company, since April 2020 and chairs its nominating and governance committee. Prior to that, Ms. Lego served as a member of the board of directors of Cypress Semiconductor Corporation, a publicly traded semiconductor design and manufacturing company, from September 2017 to April 2020, where she served as the chair of the audit committee and a member of the nominating and corporate governance committee; IPG Photonics Corporation, a publicly traded producer of high-power fiber lasers, from July 2016 to May 2021, where she served as the chair of the compensation committee and as a member of the audit committee; and Lam Research Corporation, a publicly traded wafer fabrication equipment company, from January 2006 to November 2022, where she served as the chair of the audit and compensation committees and as a member of the nominating and governance committee. From 2013 to 2016, she was a member of the board of directors of Fairchild Semiconductor International Inc., a fabricator of power management devices, where she was a member of the compensation committee and nominating and governance committee. From 1989 to 2002 and 2004 to 2016, she was a member of the board of directors of SanDisk Corporation, a publicly traded global developer of flash memory storage solutions, where she was the chair of the audit committee. From June 1992 to December 2018, Ms. Lego was an angel investor and financial consultant to early-stage technology companies via Lego Ventures, LLC, where she served as its principal and owner. She previously practiced as a certified public accountant with Coopers & Lybrand (now PricewaterhouseCoopers). Ms. Lego received her B.A. in Economics and Biology from Williams College in 1978 and her M.S. in Accounting from the New York University Stern School of Business in 1979. We believe Ms. Lego is qualified to serve on our Board because of her background in public accounting her extensive experience in the technology industry and her extensive public and private board service.
Eric Bjornholt.
Mr. Bjornholt has served as a member of our Board since December 2025. Mr. Bjornholt has served at Microchip Technology Incorporated, a semiconductor company, as the Chief Financial Officer since January 2009, and in various other roles since 1995. Prior to this, Mr. Bjornholt worked in public accounting at KPMG. Mr. Bjornholt received his B.S. in Accounting from the University of Arizona in 1992 and his M.S. in Taxation from Arizona State University in 1997. We believe Mr. Bjornholt is qualified to serve on our Board based on his background in public accounting and extensive experience as Chief Financial Officer of a public company in the technology industry.
Kristina Johnson.
Dr. Johnson has served as a member of our Board since June 2024. Since April 2025, Dr. Johnson has served as a general partner of Catalyzer Ventur Partners, a venture capital firm investing in growth-stage private companies focused on the digital transformation of energy, infrastructure and industrial systems. Since May 2023, Dr. Johnson has also served as General Manager of Johnson Energy Holdings, LLC, a consulting and investment company. From September 2020 to May 2023, Dr. Johnson served as President at The Ohio State University. From September 2017 to August 2020, Dr. Johnson served as Chancellor of The State University of New York. From January 2014 to September 2017, Dr. Johnson served as Chief Executive Officer of Cube Hydro Partners, LLC, a clean energy company, and a joint venture between Enduring Hydro, a company she founded in January 2011, and I Squared Capital, a private equity firm. From May 2009 to October 2010, Dr. Johnson served as Under Secretary of Energy at the U.S. Department of Energy. Prior to that, Dr. Johnson was Provost and Senior Vice President for Academic Affairs at The Johns Hopkins University from 2007 to 2009 and Dean of the Pratt School of Engineering at Duke University from 1999 to 2007. Previously, she served as a professor in the Electrical and Computer Engineering Department, University of Colorado and as director of the National Science Foundation Engineering Research Center for Optoelectronics Computing Systems at the University of Colorado, Boulder. Dr. Johnson currently serves on the board of directors for Cisco Systems, Inc., a networking and cybersecurity company, where she has served since December 2012; DuPont de Nemours, Inc., a chemicals company, where she has served since May 2022; and Minerals Technologies Inc., a specialty minerals and materials company, where she has served since May 2024. Dr. Johnson was inducted into the National Inventors Hall of Fame in 2015, is a member of the National Academy of Engineering and the National Academy of Inventors, and is a 2025 recipient of the National Medal of Technology and Innovation, one of the highest honors the U.S. government bestows on scientists and engineers. Dr. Johnson received her B.S. from Stanford University with distinction in electrical engineering in 1981, received her M.S. in electrical engineering from Stanford University in 1981 and received her PhD in electrical engineering in 1984. We believe Dr. Johnson is qualified to serve on our Board based on her engineering background; expertise in science, technology, business, entrepreneurship, education, and government; and leadership and management experience in both academic and corporate settings.
Dawn Meyerriecks.
Ms. Meyerriecks has served as a member of our Board since May 2022. Since January 2022, Ms. Meyerriecks has served on the boards of directors for several privately held companies. From January 2022 to December 2023, Ms. Meyerriecks served on the board of directors of KnightSwan Acquisition Corp, a publicly traded special purpose acquisition company. Ms. Meyerriecks served as Deputy Director of the Central Intelligence Agency for Science and Technology from June 2013 to December 2021. Prior to that, Ms. Meyerriecks served as Deputy Director of National Intelligence for Acquisition, Technology & Facilities; Senior Vice President, Product Technology at AOL, an internet and online media company, Chief Technology Officer and Technical Director for the Joint Interoperability and Engineering Organization of the Defense Information Systems Agency. Ms. Meyerriecks received her B.S.E.E. in electrical engineering and business from Carnegie Mellon University in 1981 and her M.S. in Computer Science from Loyola Marymount University in 1983. We believe Ms. Meyerriecks is qualified to serve on our Board because of her leadership positions in the public sector and her unique risk and technical assessment experience.
David Singer.
Mr. Singer has served as a member of our Board since April 2024. Mr. Singer has led private investments at Maverick Ventures since October 2004. Mr. Singer has served on seven public company boards, including Castlight Health, Inc., 1Life Healthcare, Inc. (d/b/a One Medical) and Seer, Inc. Mr. Singer received his B.A. in History from Yale University in1984 and his M.B.A. from Stanford University in 1988. We believe Mr. Singer is qualified to serve on our Board because of his extensive experience in the technology industry and his board service on several privately held companies.
Family Relationships and Other Arrangements
There are no family relationships among our directors and executive officers.
Board Composition
Our business and affairs are organized under the direction of our Board. Our Board consists of seven members, with Ms. Lego serving as chairman and one seat currently vacant. The primary responsibilities of our Board are to provide oversight, strategic guidance, counseling and direction to our management. Our Board meets on a regular basis and on an ad hoc basis as required.
In accordance with the terms of our Certificate of Incorporation and Bylaws, our Board is divided into three classes, as follows:

•	Class I, consisting of Mr. Bjornholt and Ms. Meyerriecks, whose terms will expire at our annual meeting of stockholders to be held in 2027;

•	Class II, consisting of Mr. Singer and Dr. Johnson, whose terms will expire at our annual meeting of stockholders to be held in 2028; and

•	Class III, consisting of Mr. Kinsella, Ms. Lego, and one director to be designated by the Sponsor whose terms will expire at our annual meeting of stockholders to be held in 2029.
At each annual meeting of stockholders to be held after the initial classification, the successors to directors whose terms then expire will serve until the third annual meeting following their election and until their successors are duly elected and qualified. Our Bylaws provide that the authorized number of directors may be changed only by resolution of a majority of our Board. Any additional directorships resulting from an increase in the number of directors will be distributed between the three classes so that, as nearly as possible, each class will consist of one-third
of the directors. This classification of the Board may have the effect of delaying or preventing changes in our control or management. Our directors may be removed for cause by the affirmative vote of the holders of at least
66-2/3%
of our voting stock.
Director Independence
The Board has determined that during 2025 each of Charlie Friedland, Chris Galvin, Kristina Johnson, Cathy Lego, Dawn Meyerriecks and Erik Thoresen were “independent directors,” and the Board consisted of a majority of “independent directors,” as defined under the rules of the SEC and NYSE relating to director independence requirements.
Board Committees
The Board has established an audit committee, a compensation committee and a nominating and corporate governance committee. The Board may establish other committees to facilitate the management of our business. The composition and functions of each committee are described below. Members serve on these committees until their resignation or until otherwise determined by the Board. Each committee operates under a written charter, that satisfies the applicable rules and regulations of the Sarbanes-Oxley Act, the SEC and NYSE.
Audit Committee
Our audit committee consists of Mr. Bjornholt, Ms. Lego and Mr. Singer. The Board has determined that each member of the audit committee satisfies NYSE and SEC independence requirements. Mr. Bjornholt serves as the chair of the audit committee. The functions of this committee include, among other things:

•
evaluating the performance, independence and qualifications of our independent registered public accounting firm and determining whether to retain our existing independent registered public accounting firm or engage a new independent registered public accounting firm;

•	reviewing and approving the engagement of our independent registered public accounting firm to perform audit services and any permissible non-audit services;

•	monitoring the rotation of partners of our independent registered public accounting firm on our engagement team as required by law;

•
prior to engagement of any independent registered public accounting firm, and at least annually thereafter, reviewing relationships that may reasonably be thought to bear on their independence, and assessing and otherwise taking the appropriate action to oversee the independence of our independent registered public accounting firm;

•
reviewing our annual and quarterly consolidated financial statements and reports, including the disclosures contained under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and discussing the statements and reports with our independent registered public accounting firm and management;

•
reviewing, with our independent registered public accounting firm and management, significant issues that arise regarding accounting principles and financial statement presentation and matters concerning the scope, adequacy and effectiveness of our financial controls;

•	reviewing with management and our independent registered public accounting firm any earnings announcements and other public announcements regarding material developments;

•
discussing and reviewing with management and our independent registered public accounting firm, as appropriate, the scope, adequacy and effectiveness of our internal control over financial reporting and any special audit steps adopted in the event of material control deficiencies;

•	establishing procedures for the receipt, retention and treatment of complaints received by us regarding financial controls, accounting or auditing matters and other matters;

•	preparing the report that the SEC requires in our annual proxy statement;

•
reviewing and providing oversight of any related-person transactions in accordance with our related-person transaction policy and reviewing and monitoring compliance with legal and regulatory responsibilities, including our code of business conduct and ethics;

•
reviewing our major financial, information security and cybersecurity risk exposures, including the guidelines and policies to govern the process by which risk assessment and risk management are implemented;

•	reviewing on a periodic basis our investment policy and related-person transactions policy; and

•	reviewing and evaluating on an annual basis the performance of our audit committee and the charter of our audit committee.
The Board has determined that each of Mr. Bjornholt, Ms. Lego and Mr. Singer qualifies as an “audit committee financial expert” within the meaning of SEC regulations and meets the financial sophistication requirements of NYSE. In making this determination, the board considered prior experience, business acumen and independence. Both our independent registered public accounting firm and management will periodically meet privately with the audit committee.
We believe that the composition and functioning of our audit committee complies with all applicable requirements of the Sarbanes-Oxley Act, and all applicable SEC and NYSE rules and regulations. We intend to comply with future requirements to the extent they become applicable to us.
Compensation Committee
Our compensation committee consists of Dr. Johnson, Mr. Singer and Ms. Meyerriecks. Dr. Johnson serves as the chair of the compensation committee. The Board has determined that each of the members of the compensation committee is a non-employee
director, as defined in Rule
16b-3
promulgated under the Exchange Act, and satisfies NYSE independence requirements. The functions of this committee include, among other things:

•	reviewing, modifying and approving (or if it deems appropriate, making recommendations to the full board of directors regarding) our overall compensation strategy and policies;

•
reviewing and approving or, in the case of our chief executive officer’s compensation, making recommendations to the full board of directors regarding the compensation and other terms of employment of our executive officers;

•
reviewing and approving (or if it deems it appropriate, making recommendations to the full board of directors regarding) performance goals and objectives relevant to the compensation of our executive officers and assessing their performance against these goals and objectives;

•
reviewing and approving (or if it deems it appropriate, making recommendations to the full board of directors regarding) the equity incentive plans, compensation plans and similar programs advisable for us, as well as modifying, amending or terminating existing plans and programs;

•
evaluating risks associated with our compensation policies and practices and assessing whether risks arising from our compensation policies and practices for our employees are reasonably likely to have a material adverse effect on us;

•	overseeing workplace diversity initiatives and progress;

•	reviewing and making recommendations to the full board of directors regarding the type and amount of compensation to be paid or awarded to our non-employee board members;

•
establishing policies with respect to votes by our stockholders to approve executive compensation as required by Section 14A of the Exchange Act and determining our recommendations regarding the frequency of advisory votes on executive compensation, to the extent required by law;

•	reviewing and assessing the independence of compensation consultants, legal counsel and other advisors as required by Section 10C of the Exchange Act;

•	administering our equity incentive plans;

•	establishing policies with respect to equity compensation arrangements;

•	reviewing the competitiveness of our executive compensation programs and evaluating the effectiveness of our compensation policy and strategy in achieving expected benefits to us;

•
reviewing and making recommendations to the full board of directors regarding the terms of any employment agreements, severance arrangements, change in control protections and any other compensatory arrangements for our executive officers;

•
reviewing with management and approving our disclosures under the caption “Compensation Discussion and Analysis” in our periodic reports or proxy statements to be filed with the SEC, to the extent such caption is included in any such report or proxy statement;

•	preparing the report that the SEC requires in our annual proxy statement; and

•	reviewing and assessing on an annual basis the performance of our compensation committee and the charter of our compensation committee.
We believe that the composition and functioning of our compensation committee complies with all applicable requirements of the Sarbanes-Oxley Act, and all applicable SEC and NYSE rules and regulations. We intend to comply with future requirements to the extent they become applicable to us.
Nominating and Corporate Governance Committee
Our nominating and corporate governance committee consists of Ms. Meyerriecks and Dr. Johnson. Ms. Meyerriecks serves as the chair of the nominating and corporate governance committee. The Board has determined that each of the members of this committee satisfies NYSE independence requirements. The functions of this committee include, among other things:

•	identifying, reviewing and evaluating candidates to serve on our Board consistent with criteria approved by our Board;

•	determining the minimum qualifications for service on our Board;

•	evaluating director performance on the Board and applicable committees of the Board and determining whether continued service on our Board is appropriate;

•	evaluating, nominating and recommending individuals for membership on our Board;

•	evaluating nominations by stockholders of candidates for election to our Board;

•	considering and assessing the independence of members of our Board;

•	reviewing and recommending updates to the list of executive officers who are subject to the reporting requirements of Section 16 of the Exchange Act;

•
developing a set of corporate governance policies and principles, including a code of business conduct and ethics, periodically reviewing and assessing these policies and principles and their application and recommending to our Board any changes to such policies and principles;

•	reviewing and recommending updates to our insider trading policy;

•	overseeing our environmental, social and governance strategies, targets, policies, performance and reporting;

•	considering questions of possible conflicts of interest of directors as such questions arise; and

•	reviewing and assessing on an annual basis the performance of the nominating and corporate governance committee and the nominating and corporate governance committee charter.
We believe that the composition and functioning of our nominating and corporate governance committee complies with all applicable requirements of the Sarbanes-Oxley Act, and all applicable SEC and NYSE rules and regulations. We intend to comply with future requirements to the extent they become applicable to us.
Compensation Committee Interlocks and Insider Participation
During 2025, Ms. Johnson, Mr. Dollens and Mr. Brous served on our compensation committee. None of our current or former executive officers serve or have served as members of our compensation committee. None of our officers serve, or have served during the last completed fiscal year, on the board of directors or compensation committee, or other committee serving an equivalent function, of any other entity that has one or more of its executive officers serving as a member of Board or our compensation committee. For a description of transactions between us and members of our compensation committee and affiliates of such members, see the section titled “Item 13. Certain Relationships and Related Transactions, and Director Independence.”
Insider Trading Policy
We have adopted insider trading policies and procedures governing the purchase, sale and/or other dispositions of our securities by directors, officers and employees that are reasonably designed to promote compliance with insider trading laws, rules and regulations. A copy of our Insider Trading Policy has been filed as Exhibit 19 to this Annual Report.
Code of Business Conduct and Ethics
We have adopted a written code of business conduct and ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or person performing similar functions. A current copy of the code is available on the Corporate Governance section of our website, https://ir.infleqtion.com. Information contained on or accessible through our website is not a part of this Annual Report, and the inclusion of our website address is an inactive textual reference only. We will disclose within four business days any substantive changes in or waivers of the code of business conduct and ethics granted to our principal executive officer, principal financial officer, principal accounting officer or controller, or any person performing similar functions, by posting such information on our website as set forth above rather than by filing a Current Report on
Form 8-K. In
the case of a waiver for an executive officer or a director, the required disclosure also will be made available on our website within four business days of the date of such waiver.

ITEM 11. EXECUTIVE COMPENSATION
In 2025, no executive officer of CCX received any cash compensation for services rendered to CCX, although CCX may pay consulting, finder or success fees to its officers, directors, or shareholders (or their affiliates) for assisting it in consummating its initial business combination. These officers, directors and shareholders received reimbursement for any out-of-pocket
expenses incurred by them in connection with activities on CCX’s behalf, such as identifying potential target businesses, performing business due diligence on suitable target businesses and business combinations, as well as traveling to and from the offices, plants, or similar locations of prospective target businesses to examine their operations.
Since its formation, CCX has not granted any stock options or stock appreciation rights or any other awards under long-term incentive plans to any of its executive officers or directors.
CCX was not party to any agreements with its executive officers and directors that provided for benefits upon termination of employment.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the beneficial ownership of our common stock as of February 13, 2026, after giving effect to the Closing, by:

•	each person who is the beneficial owner of more than five percent of the outstanding shares of common stock;

•	each of our named executive officers and directors; and

•	all our executive officers and directors as a group.

Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if they possess sole or shared voting or investment power over that security, including options and warrants that are currently exercisable or exercisable within 60 days. Unless otherwise indicated, we believe that all persons named in the table below have sole voting and investment power with respect to the voting securities beneficially owned by them.

The beneficial ownership percentages set forth in the table below are based on 216,471,927 shares of common stock issued and outstanding as of the Closing Date and do not take into account the issuance of any shares of common stock upon the exercise of warrants to purchase 10,425,000 shares of common stock, or the exercise of options to purchase 30,179,087 shares of common stock, in each case subject to any applicable vesting conditions.

Name and Address of Beneficial Owner(1)	Number of Shares of Common Stock Beneficially Owned	Percentage of Outstanding Common Stock
Directors and Named Executive Officers:
Matthew Kinsella(2)	8,537,158	3.9%
Catherine Lego(3)	560,481	*
Eric Bjornholt	—	—
Kristina Johnson(4)	406,578	*
Dawn Meyerriecks(5)	347,403	*
David Singer(6)	34,740	*
Michael Klein(7)	9,590,000	4.4%
Jay Taragin	—	—
All directors and executive officers as a group (10 individuals)(8)	13,547,854	6.0%
Five Percent Holders:
BOKA Group Holdings(9)	12,448,810	5.8%
Entities Affiliated with Global Frontier(10)	25,622,170	11.8%
Entities Affiliated with LCP Quantum Management, LLC(11)	17,461,262	8.1%
Entities Affiliated with LCP Quantum Management III, LLC(12)	13,067,652	6.0%
Entities Affiliated with Maverick Capital(13)	19,933,624	9.2%

*	Less than one percent.
(1)	Unless otherwise noted, the principal business address of each of the following individuals is c/o Infleqtion, Inc., 1315 West Century Drive, Suite 150, Louisville, CO 80027.
(2)

Consists of (i) 5,950,380 shares of common stock issuable upon exercise of options held directly by Mr. Kinsella, all of which are early exercisable as of the date of grant, which number of shares includes 3,675,235 shares vested as of the Closing Date and 4,025,258 shares for which the time- and service-based vesting condition would be satisfied within 60 days of the Closing Date, (ii) 560,327 shares of common stock held of record by Kinsella Investment Holdings, LLC and (iii) 1,889,829 shares of common stock issuable upon exercise of options held by Kinsella Investment Holdings, LLC, all of which shares are vested as of the Closing Date. Mr. Kinsella may be deemed to beneficially own shares held by Kinsella Investment Holdings, LLC by virtue of his voting power and investment power over such shares.
(3)

Consists of (i) 477,680 shares of common stock held directly by Ms. Lego, 82,990 of which will be subject to the Company’s right of repurchase after 60 days from the Closing Date, and (ii) 82,801 shares of common stock held of record by Lego Holdings, LP. Ms. Lego may be deemed to beneficially own shares held by Lego Holdings, LP by virtue of her voting power and investment power over such shares.

(4)

Consists of (i) 33,120 shares of common stock held of record by Catalyzer Ventures, LP Fund 1 and (ii) 373,458 shares of common stock issuable upon exercise of options held directly by Dr. Johnson, which number of shares consists of 207,477 shares vested as of the Closing Date and 228,224 shares for which the time- and service-based vesting condition would be satisfied within 60 days of the Closing Date. Dr. Johnson may be deemed to beneficially own shares held by Catalyzer Ventures, LP Fund 1 by virtue of her voting power and investment power over such shares.

(5)	Consists of 347,403 shares of common stock issuable upon exercise of options held by Ms. Meyerriecks, all of which shares are vested as of the Closing Date.
(6)	Consists of 34,740 shares of common stock issuable upon exercise of options held by Mr. Singer, all of which shares are vested as of the Closing Date.
(7)

Consists of 9,590,000 shares of common stock held by M. Klein Associates, Inc. Michael Klein is the controlling stockholder of M. Klein Associates, Inc., which is the managing member of Churchill Sponsor X LLC. The securities beneficially owned by M Klein Associates, Inc. may also be deemed to be beneficially owned by Mr. Klein.

(8)

Consists of (i) 3,629,530 shares of common stock and (ii) 9,918,324 shares of common stock issuable upon exercise of options, which number of shares consists of 7,455,927 shares vested as of the Closing Date and 7,837,553 shares for which the time- and service-based vesting condition would be satisfied within 60 days of the Closing Date.

(9)

The general partner of BOKA Group Holdings I LP is BOKA Group Holdings GP LLC. John James is the managing member of BOKA Group Holdings GP LLC and may be deemed to share voting and investment power with respect to the securities held by BOKA Group Holdings I LP. John James disclaims beneficial ownership of these securities except to the extent of his pecuniary interest therein. The principal address for BOKA Group Holdings GP LLC is 1330 Avenue of the Americas, 23rd Floor, New York, NY 10019.

(10)

Consists of (i) 4,783,076 shares of common stock held by Global Frontier Partners, LP (GF Partners) and (ii) 20,839,094 shares of common stock held by Global Frontier Quantum Opportunity Fund, LP (GF Quantum Opportunity Fund). Global Frontier Investments, LLC (GF Investments) is the general partner of GF Partners and GF Quantum Opportunity Fund and Grant Dollens is the control person of GF Investments. GF Investments and Mr. Dollens may be deemed to share voting and investment power with respect to securities held by GF Partners and GF Quantum Opportunity Fund. GF Investments and Mr. Dollens each disclaims beneficial ownership of these securities except to the extent of his or its pecuniary interest therein. The address for GF Partners and GF Quantum Opportunity Fund is 92 Broad St., Charleston, SC 29401.

(11)

Consists of (i) 14,363,414 shares of common stock held by LCP Quantum Partners, LLC and (ii) 3,097,848 shares of common stock held by LCP Quantum Partners II, LLC. LCP Quantum Management, LLC is the manager of LCP Quantum Partners, LLC and LCP Quantum Partners II, LLC, and as a result, LCP Quantum Management, LLC may be deemed to share investment and voting power with respect to the securities held by LCP Quantum Partners, LLC and LCP Quantum Partners II, LLC. The address for LCP Management, LLC is 3889 Maple Ave. Suite 220 Dallas, TX 75219.

(12)

Consists of (i) 7,796,419 shares of common stock held by LCP Quantum Partners III, LLC, (ii) 1,814,502 shares of common stock held by LCP Quantum Partners IV, LLC, (iii) 2,816,731 shares of common stock held by LCP Quantum Partners V, LLC, and (iv) 640,000 shares of common stock held by LCP Quantum Partners VI, LLC. LCP Quantum Management III, LLC (LCP Management III) is the manager of LCP Quantum Partners III, LLC, LCP Quantum Partners IV, LLC, LCP Quantum Partners V, LLC and LCP Quantum Partners VI, LLC, and as a result LCP Management III may be deemed to share investment and voting power with respect to the securities held by LCP Quantum Partners III, LLC, LCP Quantum Partners

IV, LLC, LCP Quantum Partners V, LLC and LCP Quantum Partners VI, LLC. The address for LCP Management III is 3889 Maple Ave. Suite 220 Dallas, TX 75219.
(13)

Consists of (i) 6,217,382 shares of common stock held by Maverick Advisors Fund, L.P. (Maverick Advisors), (ii) 9,816,912 shares of common stock held by Maverick Ventures Investment Fund, L.P. (Maverick Ventures), (iii) 527,861 shares of common stock held by Maverick Designated Investments Fund, L.P. (Maverick Designated Investments), (iv) 2,879,769 shares of common stock held by Maverick Silicon Fund, L.P. (Maverick Silicon), (v) 135,800 shares of common stock held by Maverick Fund II, Ltd. (Maverick Fund II), (vi) 136,300 shares of common stock held by Maverick Fund USA, Ltd. (Maverick USA), (vii) 143,900 shares of common stock held by Maverick Long Enhanced Fund, Ltd. (Maverick Enhanced), (viii) 75,700 shares of common stock held by Maverick Long Fund, Ltd (Maverick Long), (ix) 8,300 shares of common stock held by a separately managed account managed by Maverick Capital, Ltd., and (x) 34,740 shares of common stock issuable upon exercise of options held by Mr. Singer Maverick Capital Ventures, LLC is the general partner of each of Maverick Advisors and Maverick Ventures, and Lee S. Ainslie III and David B. Singer are the managing partners of Maverick Capital Ventures, LLC. Maverick Silicon Fund GP, LLC is the general partner of Maverick Silicon, and Mr. Ainslie and Andrew Homan are the managing partners of Maverick Silicon Fund GP, LLC. Maverick Capital, Ltd. is the investment manager of Maverick Designated Investments Fund. Maverick Capital Management, LLC is the general partner of Maverick Capital, Ltd. and Mr. Ainslie is the sole manager of Maverick Capital Management, LLC. and the managing partner of Maverick Capital, Ltd. Maverick Capital, Ltd. is also the investment advisor to Maverick USA, Maverick Fund II, Maverick Enhanced and Maverick Long. The principal address for each of the funds referenced above is 1900 N. Pearl Street, 20th Floor, Dallas TX 75201.

Equity Compensation Plan Information

The following table provides certain information with respect to all of the Company’s equity compensation plans in effect as of December 31, 2025.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	90,082,089	$0.23	43,046,963
Equity Compensation Plans Not Approved by Security Holders	—	n/a	—
Total	90,082,089	$0.23	43,046,963

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In addition to the compensation arrangements discussed in the section titled “Executive Compensation,” the following is a description of each transaction since January 1, 2020 and each currently proposed transaction in which:

•	We have been or are to be a participant;

•	The amount involved exceeded or exceeds $120,000; and

•

Any of our directors, executive officers or holders of more than 5% of its capital stock prior to the business combination, or any immediate family member of, or person sharing the household with, any of these individuals, had or will have a direct or indirect material interest.

CCX’s Transactions and Agreements

In February 2024, the Sponsor acquired an aggregate of 7,187,500 Class B Ordinary Shares of CCX for approximately $0.003 per share. In April 2025, CCX, through a share capitalization, issued the Sponsor an additional 1,437,500 Class B Ordinary Shares of CCX. In May 2025, CCX, through a share capitalization, issued the Sponsor an additional 1,725,000 Class B Ordinary Shares of CCX. Upon the Domestication, the Class B Ordinary Shares of CCX converted into shares of our Common Stock. Following the Domestication, the Sponsor holds 10,350,000 Founder Shares. The Sponsor agreed to forfeit up to an aggregate of 1,350,000 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriters so that the number of Founder Shares issued was determined based on the expectation that such Founder Shares would represent 20% of the outstanding CCX Ordinary Shares upon completion of the CCX IPO (not including the CCX Class A Ordinary Shares underlying the CCX private placement units). The Founder Shares (including the CCX Class A Ordinary Shares issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder. As a result of the full exercise of the over-allotment option by the underwriter, the 1,350,000 Founder Shares are no longer subject to forfeiture.

In May 2025, the Sponsor purchased an aggregate of 300,000 CCX private placement units, at a price of $10.00 per unit, for an aggregate purchase price of $3,000,000, in a private placement in connection with the CCX IPO. The CCX private placement units were comprised of (1) one share of Class A Ordinary Shares of CCX and (2) one-quarter warrant for each Class A Ordinary Share sold as part of the CCX private placement unit, or 75,000 Private Warrants.

In May 2025, CCX agreed to reimburse M. Klein Associates, Inc., the managing member of the Sponsor, through its affiliate the Klein Group, LLC, an amount equal to $30,000 per month for office space, utilities and secretarial and administrative support made available to CCX. In addition, CCX agreed, pursuant to an administrative services and indemnification agreement with the managing member of the Sponsor, that it will indemnify the Sponsor from any claims arising out of or relating to the CCX IPO, or its operations or conduct of its business (including the business combination) or any claims against CCX alleging any expressed or implied management or endorsement by them of any of its activities or any express implied association between the Sponsor and CCX, which agreement provides that the indemnified parties cannot access the funds held in CCX’s trust account. Upon the Closing, the obligation to continue paying these monthly fees was terminated.

In February 2024, CCX and the Sponsor entered into a loan agreement, whereby the Sponsor agreed to loan CCX an aggregate of up to $600,000 to cover expenses related to the CCX IPO pursuant to a promissory note. This loan was non-interest bearing and payable on the earlier of December 31, 2025, or the date on which the Company consummated the CCX IPO. The Company repaid the borrowings in full at the closing of the CCX IPO. Borrowings under the promissory notes are no longer available.

CCX has agreed to indemnify the Sponsor and its members (present and former), managers and affiliates and their respective present and former officers and directors to the fullest extent permitted under applicable law from any claims made by CCX or a third party in respect of any investment opportunities sourced by them or any liability arising with respect to their activities in connection with CCX’s affairs, to the extent that such indemnification, hold harmless and exoneration obligations with respect to such matters are not expressly covered by a separate written agreement between CCX and any such party. Such indemnity provided that the indemnified parties could not access the funds held in the trust account.

Sponsor Agreement

On September 8, 2025, in connection with the Merger Agreement, CCX entered into an amended and restated sponsor agreement with the Sponsor (the “Sponsor Agreement”) and certain of CCX’s directors and officers (the “CCX Insiders”). Pursuant to the Sponsor Agreement, the Sponsor and CCX Insiders agreed, among other things, to vote their shares in favor of the Business Combination and related matters, refrain from exercising redemption rights with respect to such shares in connection with the Business Combination and, to the extent applicable, waive anti-dilution rights with respect to the Founder Shares. The Sponsor Agreement also provided that, upon the Closing, 1,500,000 Founder Shares held by the Sponsor became subject to vesting based on the post-closing stock price performance. Those unvested shares will vest only if, within five years after closing, either (i) the volume weighted average price of our Common Stock equals or exceeds $12.00 per share for any 15 trading days within any 180 consecutive trading day period or (ii) a change of control occurs in which the per-share price received or implied is at least $12.00. Any such shares that do not vest within the five-year period will be automatically forfeited to the Company for no consideration.

Advisory Agreement

In September 2025, in connection with the execution of the Merger Agreement, CCX entered into an Advisory Agreement with M. Klein & Company, through its affiliate, The Klein Group, LLC (the “Advisor”), an affiliate of the Sponsor. The Advisory Agreement became effective upon the Closing and has an initial two-year term, subject to extension by mutual agreement. Under the Advisory Agreement, the Advisor agreed to provide financial advisory, strategic consulting and business development services to the Company in exchange for a fixed cash retainer of $250,000 per quarter, and reimbursement of certain reasonable out-of-pocket expenses (subject to an annual cap of $50,000). We may also be subject to additional fees under the Advisory agreement in the event we separately engage the Advisor in connection with certain financing, strategic investment or M&A transactions. We made no payment sunder the Advisory Agreement in 2025.

Infleqtion’s Related Person Transactions

Amended and Restated Registration Rights Agreement

On the Closing Date, in connection with the consummation of the Business Combination and as contemplated by the Merger Agreement, the Company, the Sponsor, certain of the Company’s directors and officers and certain former stockholders of Legacy Infleqtion entered into an amended and restated registration rights agreement (the “A&R Registration Rights Agreement”). Pursuant to the A&R Registration Rights Agreement, the Company agreed to file, within 30 business days after the Closing Date, a registration statement to register for resale, pursuant to Rule 415 under the Securities Act, certain securities of the Company held by, or issuable to, the parties thereto. Pursuant to the A&R Registration Rights Agreement, subject to certain requirements and customary conditions, the Company also granted the parties thereto customary demand, shelf takedown and piggyback registration rights, agreed to pay certain expenses relating to such registrations and agreed to indemnify such parties against certain liabilities in connection therewith.

Business Combination

On September 8, 2025, CCX and Legacy Infleqtion announced that they entered into the Merger Agreement, by and among CCX, Merger Sub I, Merger Sub II, and Legacy Infleqtion, which, among other things and subject to the terms and conditions contained therein, provided for (a) the Domestication, and (b) following the Domestication, the merger of Merger Sub I with and into Legacy Infleqtion, with Legacy Infleqtion continuing as the surviving corporation, and immediately thereafter, the merger of such surviving corporation with and into Merger Sub II, with Merger Sub II (renamed as “Infleqtion Quantum, LLC”) continuing as the surviving entity and as a wholly owned subsidiary of CCX (which was renamed as “Infleqtion, Inc.”) (collectively, the Mergers, and, together with the Domestication and other transactions contemplated by the Merger Agreement and the related agreements, the “Business Combination”).

On February 12, 2026, CCX held a Special Meeting where the shareholders of CCX considered and approved a number of matters, including the consummation Business Combination. Following the Special Meeting, on that same day, CCX filed a notice of deregistration with the Cayman Islands Registrar of Companies, together with the necessary accompanying documents, and filed a certificate of incorporation and a certificate of corporate domestication with the Secretary of State of the State of Delaware, under which CCX was domesticated and continues as a Delaware corporation, changing its name to “Infleqtion, Inc.” Immediately prior to the Domestication, each then-issued and outstanding CCX Class B Ordinary Share was converted, on a one-for-one basis, into a CCX Class A Ordinary Share. Further, in connection with the Domestication: (a) each then-issued and outstanding CCX Class A Ordinary Share converted automatically, on a one-for-one basis, into a share of Common Stock of Infleqtion, Inc; (b) each then-issued and outstanding public warrant to acquire CCX Class A Ordinary Shares converted automatically into a Public Warrant, on a one-for-one basis, and (c) each then-issued and outstanding unit of CCX was cancelled, thereafter entitling the holder of such unit to one share of common stock and one-quarter of one Public Warrant.

On February 13, 2026, as contemplated by the Merger Agreement, we consummated the transactions contemplated by the Merger Agreement and effected the Business Combination. In connection with the closing of the Business Combination, we moved the listing of our Common Stock and Public Warrants from Nasdaq to NYSE and changed the trading symbols of our common stock and warrants from “CCCX” and “CCCXW,” to “INFQ” and “INFQ WS,” respectively.

Related Party Financings

Subscription Agreement

On September 8, 2025, concurrently with the execution of the Merger Agreement, the Company entered into a Subscription Agreement (the “Maverick Subscription Agreements”) with certain investment funds and accounts managed by Maverick Capital (collectively, the “Maverick PIPE Holders”), pursuant to which the Maverick PIPE Holders agreed to purchase an aggregate of 2,500,000 shares of our Common Stock at a price of $10.00 per share, for an aggregate purchase amount of $25,000,000 (the “Maverick PIPE Investment”). The Maverick PIPE Investment closed simultaneously with the Closing.

David Singer, one of our directors, is a director, officer or partner of, or has a financial interest in, the Maverick PIPE Holders and Maverick Capital beneficially owns more than 5% of our outstanding Common Stock. The shares purchased by the Maverick PIPE Holders were purchased on the same terms and at the same per share price as all other investors participating in the private placement. The Maverick Subscription Agreements were approved by the Board of Directors of CCX prior to the closing of the Business Combination. David Singer was not a member of the Board of Directors at the time the subscription agreements were executed and did not participate in approving the Maverick PIPE Investment.

Series A Financing

All share counts presented in this subsection are presented prior to the application of the Exchange Ratio.

In a series of closings from October 2020 through December 2020, we issued and sold to investors in a private offering an aggregate of 101,515,976 shares of Infleqtion Series A preferred stock at a purchase price of $0.3628 per share, for aggregate consideration of approximately $36,829,996.

The following table sets forth the aggregate number of shares of Infleqtion Series A preferred stock acquired by related persons in the financing transaction described above.

Investor(1)	Shares of Infleqtion Series A Preferred Stock	Aggregate Purchase Price
LCP Quantum Partners, LLC(2)	41,345,093	$14,999,999.75
Entities affiliated with Global Frontier(3)	19,294,376	$6,999,999.62
Foundry Group Next 2018, L.P.(4)	16,538,037	$5,999,999.83
Entities affiliated with Maverick(5)	11,025,357	$3,999,999.53
Entities affiliated with Timothy Day(6)	4,134,507	$499,999.38

(1)	For additional details regarding these stockholders and their equity holdings, see “Beneficial Ownership of Securities.”
(2)	Tyler Brous, a former member of Infleqtion’s board of directors, is a director, officer or partner of, or has a financial interest in, LCP Quantum Partners, LLC.
(3)

Consists of 15,242,557 shares of Infleqtion Series A preferred stock purchased by Global Frontier Quantum Opportunity Fund, LP and 4,051,819 shares of Infleqtion Series A preferred stock purchased by Global Frontier Partners, LP. Grant Dollens, a former member of Infleqtion’s board of directors, is a director, officer or partner of, or has a financial interest in, the aforementioned entities.

(4)	Foundry Group Next 2018, L.P. beneficially owns more than 5% of the outstanding capital stock of Infleqtion.
(5)

Consists of 7,143,294 shares of Infleqtion Series A preferred stock purchased by Maverick Ventures Investment Fund, L.P. and 3,882,063 shares of Infleqtion Series A preferred stock purchased by Maverick Advisors Fund, L.P. David Singer, one of our directors, is a director, officer or partner of, or has a financial interest in, the aforementioned entities. Maverick Capital beneficially owns more than 5% of the outstanding capital stock of Infleqtion.

(6)

Consists of 1,171,444 shares of Infleqtion Series A preferred stock purchased by The Day Revocable Trust, 68,908 shares of Infleqtion Series A preferred stock purchased by The Meghan Alyssa Day 2001 Irrevocable Trust, 68,908 shares of Series A Preferred Stock purchased by The Cameron Blake Day 2001 Irrevocable Trust, and 68,908 shares of Infleqtion Series A preferred stock purchased by The Aaron Mitchell Day 2001 Irrevocable Trust. Timothy Day, a former member of Infleqtion’s board of directors, and/or family members thereof, have a financial interest in the aforementioned entities.

2021 Convertible Note Financing

All share counts presented in this subsection are presented prior to the application of the Exchange Ratio.

In June 2021, Infleqtion issued and sold to investors in a private offering convertible promissory notes (the 2021 Notes) for an aggregate principal amount of $19,971,341.

The following table sets forth the aggregate principal amount of 2021 Notes acquired by related persons in the financing transaction described above.

Investor(1)	Aggregate Principal Amount
LCP Quantum Partners II, LLC(2)	$5,494,787.00
Entities affiliated with Global Frontier(3)	$5,654,287.00
Foundry Group Next 2018, L.P.(4)	$2,149,374.00
Entities affiliated with Maverick(5)	$4,579,600.00
Entities affiliated with Timothy Day(6)	$392,898.00

(1)	For additional details regarding these stockholders and their equity holdings, see “Beneficial Ownership of Securities.”
(2)	Tyler Brous, a former member of Infleqtion’s board of directors, is a director, officer or partner of, or has a financial interest in, LCP Quantum Partners II, LLC.
(3)

Consists of $4,510,313.00 principal amount of 2021 Notes purchased by Global Frontier Quantum Opportunity Fund, LP and $1,143,974.00 principal amount of 2021 Notes purchased by Global Frontier Partners, LP. Grant Dollens, one of Infleqtion’s former directors, is a director, officer or partner of, or has a financial interest in, the aforementioned entities. Global Frontier beneficially owns more than 5% of the outstanding capital stock of Infleqtion.

(4)	Foundry Group Next 2018, L.P. beneficially owns more than 5% of the outstanding capital stock of Infleqtion.
(5)

Consists of $2,243,370.00 principal amount of 2021 Notes purchased by Maverick Ventures Investment Fund, L.P. and $2,336,230.00 principal amount of 2021 Notes purchased by Maverick Advisors Fund, L.P. David Singer, one of our directors, is a director, officer or partner of, or has a financial interest in, the aforementioned entities. Maverick Capital beneficially owns more than 5% of the outstanding capital stock of Infleqtion.

(6)

Consists of $300,000.00 principal amount of 2021 Notes purchased by The Day Revocable Trust, $41,449.00 principal amount of 2021 Notes purchased by The Meghan Alyssa Day 2001 Irrevocable Trust, $10,000.00 principal amount of 2021 Notes purchased by The Cameron Blake Day 2001 Irrevocable Trust, and $41,449.00 principal amount of 2021 Notes purchased by The Aaron Mitchell Day 2001 Irrevocable Trust. Timothy Day, one of Infleqtion’s former directors, and/or family members thereof, have a financial interest in the aforementioned entities.

Series B Financing

All share counts presented in this subsection are presented prior to the application of the Exchange Ratio.

In multiple closings from June 2022 through October 2022, Infleqtion issued and sold to investors in a private offering an aggregate of 107,814,417 shares of Infleqtion Series B preferred stock at a purchase price of $1.0176 per share, for aggregate consideration of approximately $109,711,951. In connection with the initial closing of the Series B financing, all of the 2021 Notes converted into 32,419,574 shares of Infleqtion’s Series B-1 Preferred Stock at a conversion price of $0.6420 per share.

The following table sets forth the aggregate number of shares of Infleqtion Series B preferred stock and Infleqtion Series B-1 preferred stock acquired by related persons in the financing transaction described above.

Investor(1)	Shares of Infleqtion Series B Preferred Stock	Aggregate Purchase Price	Shares of Infleqtion Series B-1 Preferred Stock	Aggregate Principal and Interest of 2021 Notes Converted into Series B-1 Preferred Stock
Entities affiliated with LCP Quantum Partners(2)	22,441,995	$22,836,974.13	8,917,157	$5,724,815.34
Entities affiliated with Global Frontier(3)	15,231,916	$15,499,997.76	9,176,000	$5,890,992.49
Foundry Group Next 2018, L.P.(4)	3,930,816	$3,999,998.38	3,490,657	$2,241,002.11
Entities affiliated with Maverick(5)	1,965,406	$1,999,997.16	7,437,428	$4,774,828.97
BOKA Group Holdings I LP(6)	34,394,654	$34,999,999.92	N/A	N/A
Breakthrough Victoria Pty Ltd(7)	19,654,080	$19,999,991.81	N/A	N/A

(1)	For additional details regarding these stockholders and their equity holdings, see “Beneficial Ownership of Securities.”
(2)

Consists of 22,441,995 shares of Infleqtion Series B preferred stock purchased by LCP Quantum Partners III, LLC and 8,917,157 shares of Infleqtion Series B-1 preferred stock issued upon conversion of $5,724,815.34 of principal and accrued interest on 2021 Notes held by LCP Quantum Partners II, LLC. Tyler Brous, one of Infleqtion’s former directors, is a director, officer or partner of, or has a financial interest in, the aforementioned entities.

(3)

Consists of 13,266,508 shares of Infleqtion Series B preferred stock purchased by Global Frontier Quantum Opportunity Fund, LP, 7,319,514 shares of Infleqtion Series B-1 preferred stock issued upon conversion of $4,699,128.29 of principal and accrued interest on 2021 Notes held by Global Frontier Quantum Opportunity Fund, LP, 1,965,408 shares of Infleqtion Series B preferred stock purchased by Global Frontier Partners, LP, and 1,856,486 shares of Infleqtion Series B-1 preferred stock issued upon conversion of $1,191,864.20 of principal and accrued interest on 2021 Notes held by Global Frontier Partners, LP. Grant Dollens, a former member of Infleqtion’s board of directors, is a director, officer or partner of, or has a financial interest in, the aforementioned entities. Global Frontier beneficially owns more than 5% of the outstanding capital stock of Infleqtion.

(4)	Foundry Group Next 2018, L.P. beneficially owns more than 5% of the outstanding capital stock of Infleqtion.
(5)

Consists of 966,668 shares of Infleqtion Series B preferred stock purchased by Maverick Ventures Investment Fund, L.P., 3,643,310 shares of Infleqtion Series B-1 preferred stock issued upon conversion of $2,339,005.17 of principal and accrued interest on 2021 Notes held by Maverick Ventures Investment Fund, L.P., 998,738 shares of Infleqtion Series B preferred stock purchased by Maverick Advisors Fund, L.P. and 3,794,118 shares of Infleqtion Series B-1 preferred stock issued upon conversion of $2,435,823.80 of principal and accrued interest on 2021 Notes held by Maverick Advisors Fund, L.P. David Singer, one of our directors, is a director, officer or partner of, or has a financial interest in, the aforementioned entities. Maverick Capital beneficially owns more than 5% of the outstanding capital stock of Infleqtion.

(6)	Erik Thoresen, a former member of Infleqtion’s board of directors, is a director, officer or partner of, or has a financial interest in, BOKA Group Holdings I LP.
(7)	Breakthrough Victoria Pty Ltd beneficially owns more than 5% of the outstanding capital stock of Infleqtion.

2024 SAFE Financing

All share counts presented in this subsection are presented prior to the application of the Exchange Ratio.

In multiple closings from April 2024 through May 2024, Infleqtion issued and sold to investors in a private offering Simple Agreements for Future Equity (the 2024 SAFEs) for an aggregate principal amount of $23,988,097.56.

The following table sets forth the aggregate principal amount of 2024 SAFEs acquired by related persons in the financing transaction described above.

Investor(1)	Aggregate Principal Amount
LCP Quantum Partners IV, LLC(2)	$5,478,453.00
Entities affiliated with Global Frontier(3)	$1,450,000.00
Entities affiliated with Maverick(4)	$1,376,421.00
Lego Holdings, LP(5)	$250,000.00
The John R. Kinsella Revocable Living Trust(6)	$200,000.00
Kristina M. Johnson Revocable Trust(7)	$100,000.00
Breakthrough Victoria Pty Ltd(8)	$10,000,000.00

(1)	For additional details regarding these stockholders and their equity holdings, see “Beneficial Ownership of Securities.”
(2)	Tyler Brous, a former member of Infleqtion’s board of directors, is a director, officer or partner of, or has a financial interest in, LCP Quantum Partners IV, LLC.
(3)

Consists of $250,000.00 principal amount of 2024 SAFEs purchased by Global Frontier Quantum Opportunity Fund, LP and $1,200,000.00 principal amount of 2024 SAFEs purchased by Global Frontier Partners, LP. Grant Dollens, a former member of Infleqtion’s board of directors, is a director, officer or partner of, or has a financial interest in, the aforementioned entities. Global Frontier beneficially owns more than 5% of the outstanding capital stock of Infleqtion.

(4)

Consists of $782,519.35 principal amount of 2024 SAFEs purchased by Maverick Ventures Investment Fund, L.P. and $593,901.65 principal amount of 2024 SAFEs purchased by Maverick Advisors Fund, L.P. David Singer, one of our directors, is a director, officer or partner of, or has a financial interest in, the aforementioned entities. Maverick Capital beneficially owns more than 5% of the outstanding capital stock of Infleqtion.

(5)	Catherine Lego, one of our directors, is a director, officer or partner of, or has a financial interest in, Lego Holdings, LP.
(6)	Matthew Kinsella, Infleqtion’s Chief Executive Officer and one of our directors, and/or family members thereof, have a financial interest in The John R. Kinsella Revocable Living Trust.
(7)	Kristina Johnson, one of our directors, is a trustee of the Kristina M. Johnson Revocable Trust, and certain family members of Dr. Johnson have a financial interest therein.
(8)	Breakthrough Victoria Pty Ltd beneficially owns more than 5% of the outstanding capital stock of Infleqtion.

Series C Financing

All share counts presented in this subsection are presented prior to the application of the Exchange Ratio.

In multiple closings from December 2024 through May 2025, Infleqtion issued and sold to investors in a private offering an aggregate of 60,399,952 shares of Infleqtion Series C preferred stock at a purchase price of $1.2340 per share, for aggregate consideration of approximately $74,533,540. In connection with the initial closing of the Series C financing, all of the 2024 SAFEs converted into 22,869,771 shares of Infleqtion Series C-1 preferred stock at a conversion price of $1.0489 per share.

The following table sets forth the aggregate number of shares of Infleqtion Series C preferred stock and Infleqtion Series C-1 preferred stock acquired by related persons in the financing transaction described above.

Investor(1)	Shares of Infleqtion Series C Preferred Stock	Aggregate Purchase Price	Shares of Infleqtion Series C-1 Preferred Stock	Aggregate Principal of 2024 SAFES Converted into Series C-1 Preferred Stock
Entities affiliated with LCP Quantum Partners(2)	8,107,961	$10,005,223.89	5,223,046	$5,478,453.00
Entities affiliated with Global Frontier(3)	4,457,050	$5,499,999.70	1,382,399	$1,450,000.00
Entities affiliated with Maverick(4)	4,254,456	$5,249,998.73	1,312,251	$1,376,421.00
Glynn Partners VI, L.P.(5)	8,103,727	$9,999,999.12	N/A	N/A
The John R. Kinsella Revocable Living Trust(6)	202,593	$249,999.77	190,675	$200,000.00
The Day Revocable Trust(7)	101,296	$124,999.27	N/A	N/A
Erik Thoresen(8)	50,000	$61,700.00	N/A	N/A
Kristina M. Johnson Revocable Trust(9)	N/A	N/A	95,337	$100,000.00
Breakthrough Victoria Pty Ltd(10)	N/A	N/A	9,533,797	$10,000,000.00

(1)	For additional details regarding these stockholders and their equity holdings, see “Beneficial Ownership of Securities.”
(2)

Consists of 8,107,961 shares of Infleqtion Series C preferred stock purchased by LCP Quantum Partners V, LLC and 5,223,046 shares of Infleqtion Series C-1 preferred stock issued upon conversion of $5,478,453.00 of principal amount of 2024 SAFEs held by LCP Quantum Partners IV, LLC. Tyler Brous, a former member of Infleqtion’s board of directors, is a director, officer or partner of, or has a financial interest in, the aforementioned entities.

(3)

Consists of 4,457,050 shares of Infleqtion Series C preferred stock purchased by Global Frontier Quantum Opportunity Fund, LP, 238,344 shares of Infleqtion Series C-1 preferred stock issued upon conversion of $250,000.00 of principal amount of 2024 SAFEs held by Global Frontier Quantum Opportunity Fund, LP and 1,144,055 shares of Infleqtion Series C-1 preferred stock issued upon conversion of $1,200,000.00 of principal amount of 2024 SAFEs held by Global Frontier Partners, LP. Grant Dollens, a former member of Infleqtion’s board of directors, is a director, officer or partner of, or has a financial interest in, the aforementioned entities.

(4)

Consists of 115,178 shares of Infleqtion Series C preferred stock purchased by Maverick Ventures Investment Fund, L.P., 746,038 shares of Infleqtion Series C-1 preferred stock issued upon conversion of $782,519.35 of principal amount of 2024 SAFEs held by Maverick Ventures Investment Fund, L.P., 87,415 shares of Infleqtion Series C preferred stock purchased by Maverick Advisors Fund, L.P., 566,213 shares of Infleqtion Series C-1 preferred stock issued upon conversion of $593,901.65 of principal amount of 2024 SAFEs held by Maverick Advisors Fund, L.P., 1,519,449 shares of Infleqtion Series C preferred stock purchased by Maverick Designated Investments Fund, L.P. and 2,532,414 shares of Infleqtion Series C preferred stock purchased by Maverick Silicon Fund, L.P. David Singer, one of our directors, is a director, officer or partner of, or has a financial interest in, the aforementioned entities. Maverick Capital beneficially owns more than 5% of the outstanding capital stock of Infleqtion.

(5)	Charles Friedland, a former member of Infleqtion’s board of directors, is a director, officer or partner of, or has a financial interest in, Glynn Partners VI, L.P.
(6)	Matthew Kinsella, our Chief Executive Officer and one of our directors, and/or family members thereof, have a financial interest in The John R. Kinsella Revocable Living Trust.

(7)	Timothy Day, a former member of Infleqtion’s board of directors, and/or family members thereof, have a financial interest in The Day Revocable Trust.
(8)	Erik Thoresen is a former member of Infleqtion’s board of directors.
(9)	Kristina Johnson, one of our directors, is a trustee of the Kristina M. Johnson Revocable Trust, and certain family members of Dr. Johnson have a financial interest therein.
(10)	Breakthrough Victoria Pty Ltd beneficially owns more than 5% of the outstanding capital stock of Infleqtion.

Non-Exclusive License Agreement with the University of Colorado

In February 2012, Infleqtion entered into a non-exclusive license agreement with the Regents of the University of Colorado (the “Non-Exclusive CU License Agreement”), as amended. Under the Non-Exclusive CU License Agreement, Infleqtion is granted a non-exclusive, worldwide license, in all fields to (a) make, use, sell, offer for sale, lease and import products and processes that would infringe certain licensed patents co-owned with SRI International, Inc. listed in the Non-Exclusive CU License Agreement, and (b) use CU’s know how related to such patents. The license grant in the preceding sentence is exclusive as to CU’s interests in the patents listed in the Non-Exclusive CU License Agreement.

In consideration for the rights granted under the Non-Exclusive CU License Agreement, Infleqtion will pay a royalty on net sales in the low single digits, with royalties on sales to the government fluctuating by a single digit percentage, depending on volume, and a sublicense revenue percentage share in the low double digits for sublicenses. For a summary of the Non-Exclusive CU License Agreement, please see the section titled “Our Business — Intellectual Property—Non-Exclusive License Agreement with the University of Colorado.”

Exclusive License Agreement with the University of Colorado

In June 2021, Infleqtion entered into an exclusive license agreement with the Regents of the University of Colorado (the “Exclusive CU License Agreement”). Under the Exclusive CU License Agreement, Infleqtion is granted (a) an exclusive (subject to standard carve-outs), worldwide, sub-licensable license, in all fields, to (a) make, have made, use, sell, offer for sale, render, and practice products, services, and processes that would infringe the licensed patents listed in the Exclusive CU License Agreement; (b) reproduce, sell, distribute, and make derivative works of the computer control software described in the agreement; and (c) reproduce, modify, distribute, transmit, create derivative works from, publicly display, and publicly perform any derivative works of the software described in clause (b) created by CU.

In consideration for the rights granted under the Exclusive CU License Agreement, Infleqtion paid a $130,000 license fee, and will pay annual license maintenance fees (creditable against royalties), a royalty on net sales of non-software products in the low single digits, with royalties on sales to the government fluctuating by a single digit percentage, depending on volume, a royalty on net sales of licensed software products in the mid-single digits, and a sublicense revenue percentage share in the low double digits for sublicenses (with higher rates for sublicenses executed in the first or second year). For a summary of the Exclusive CU License Agreement, please see the section titled “Our Business—Intellectual Property—Exclusive License Agreement with the University of Colorado.”

Consulting Agreement with Grant Dollens

In September 2024, Infleqtion entered into a consulting agreement with Grant Dollens, a then-member of Infleqtion’s board of directors to become our Interim Chief Financial Officer. Under the terms of the agreement, Mr. Dollens provides financial and accounting services to Infleqtion and receives compensation at a rate of $15,000 per month. Under this agreement, Infleqtion paid Mr. Dollens $48,500 in the year ended December 31, 2024, and $135,000 in the nine months ended September 30, 2025, as well as amounts related to travel expense reimbursement. Infleqtion and Mr. Dollens terminated this agreement effective November 1, 2025.

Consulting Agreement with Timothy Day

On December 5, 2025, the Company formally engaged DRS Daylight Solutions, Inc. (“DRS Daylight”) to provide engineering and programming services to the Company, which services had commenced on November 1, 2025. At that time, Mr. Day served as an executive of DRS Daylight and was a member of the Company’s Board of Directors until November 3, 2025, when he resigned as a director. Mr. Day subsequently departed DRS Daylight and joined Monarch Quantum Inc. (“Monarch), a company controlled by Mr. Day, and the Company transitioned the services agreement to Monarch on December 16, 2025. Under the terms of these arrangements, Mr. Day provides engineering and programming services to the Company. Total accounts payable of $1.8 million is outstanding as of December 31, 2025. No amounts were paid during the year ended December 31, 2025.

Legal Fees to Clif Anderson

In the past, Infleqtion has retained the legal services of Clif Anderson, brother to Dana Anderson, our Chief Science Officer and a former member of Infleqtion’s board of directors, for the preparation and filing of patent applications and other patent-related legal matters. For the years ended December 31, 2024 and 2023, Inflection paid Mr. Anderson legal fees of $88 thousand and $396 thousand, respectively, for patent legal services rendered. Infleqtion made no payments to Mr. Anderson for any services in 2025.

Indemnification Agreements

In connection with the Closing, we entered into indemnification agreements with each of our directors and executive officers that may be broader than the specific indemnification provisions contained in the DGCL. These indemnification agreements require us, among other things, to indemnify our directors and executive officers against liabilities that may arise by reason of their status or service to the fullest extent permitted by law. These indemnification agreements will also require us to advance all expenses incurred by the directors and executive officers in investigating or defending any such action, suit, or proceeding to the fullest extent permitted by law. Our Bylaws also empower us to purchase insurance on behalf of any person whom we are required or permitted to indemnify. For additional information related to our indemnification obligations in respect of our directors and officers, see the section titled “Management—Limitations on Liability and Indemnification of Officers and Directors.” We believe that the indemnification provisions in our Certificate of Incorporation and our Bylaws, liability insurance and the indemnification agreements that we have entered into are necessary to attract and retain talented and experienced directors and officers.

Policies and Procedures for Related Person Transactions

Effective upon the Closing, we adopted a related person transactions policy setting forth the policies and procedures for the identification, review and approval or ratification of related person transactions. This policy covers, with certain exceptions set forth in Item 404 of Regulation S-K under the Securities Act, any transaction, arrangement, or relationship, or any series of similar transactions, arrangements or relationships, in which we and a related person were or will be participants and the amount involved exceeds $120,000, including purchases of goods or services by or from the related person or entities in which the related person has a material interest, indebtedness, and guarantees of indebtedness. In reviewing and approving any such transactions, our audit committee will consider all relevant facts and circumstances as appropriate, such as the purpose of the transaction, the availability of other sources of comparable offerings or services, whether the transaction is on terms comparable to those that could be obtained in an arm’s length transaction, management’s recommendation with respect to the proposed related person transaction, and the extent of the related person’s interest in the transaction.

Director Independence

The information under the section “Director Independence” in Item 10, above, is incorporated by reference into this Item 13.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The firm of WithumSmith+Brown, PC (“Withum”) acts as our independent registered public accounting firm. The following is a summary of fees paid to Withum for services rendered.

Audit Fees. During the year ended December 31, 2025 and for the period from January 4, 2024 (inception) through December 31, 2024, fees for our independent registered public accounting firm were approximately $119,080 and $31,200, respectively, for the services Withum performed in connection with CCX’s IPO, quarterly filings and the audit of our December 31, 2025 and 2024 consolidated financial statements included in this Annual Report.

Audit-Related Fees. During the year ended December 31, 2025 and for the period from January 4, 2024 (inception) through December 31, 2024, there were no fees for services related to the issuance of consents.

Tax Fees. During the year ended December 31, 2025 and for the period from January 4, 2024 (inception) through December 31, 2024, there were no fees for services related to tax compliance, tax advice and tax planning.

All Other Fees. During the year ended December 31, 2025 and for the period from January 4, 2024 (inception) through December 31, 2024, there were no fees for services related to other services and permitted due diligence services related to potential business combination.

Pre-Approval Policy

Our audit committee was formed upon the consummation of CCX’s IPO. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. In connection with the Business Combination, the audit committee adopted a new policy and procedures for the pre-approval of audit and non-audit services rendered by our independent registered public accounting firm. The policy generally pre-approves specified services in the defined categories of audit services, audit-related services and tax services up to specified amounts. Pre-approval may also be given as part of the audit committee’s approval of the scope of the engagement of the independent auditor or on an individual, explicit, case-by-case basis before the independent auditor is engaged to provide each service. Pursuant to the policy, the audit committee delegated specific pre-approval authority to the chairperson of the audit committee, concurrent with the audit committee’s authority, to approve any one or more individual permitted non-audit services for which estimated fees do not exceed $250,00 in the aggregate for tax services and $750,000 in the aggregate for other services.

The audit committee has determined that the rendering of services other than audit services by its independent registered public accounting firm is compatible with maintaining the principal accountant’s independence.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Form 10-K:

(1) Financial Statements:

Page
Report of Independent Registered Public Accounting Firm (PCAOB ID Number 100)	F-2
Consolidated Balance Sheets as of December 31, 2025 and 2024	F-3
Consolidated Statements of Operations for the year ended December 31, 2025 and for the period from January 4, 2024 (inception) through December 31, 2024	F-5
Consolidated Statements of Changes in Shareholders’ Deficit for the year ended December 31, 2025 and for the period from January 4, 2024 (inception) through December 31, 2024	F-6
Consolidated Statements of Cash Flows for the year ended December 31, 2025 and for the period from January 4, 2024 (inception) through December 31, 2024	F-7
Notes to Consolidated Financial Statements	F-8 to F-26

(2) Financial Statements Schedules:

None.

(3) Exhibits

Exhibit No.	Description

2.1#	Agreement and Plan of Merger and Reorganization, dated as of September 8, 2025, by and among Churchill Capital Corp X, AH Merger Sub I, Inc., AH Merger Sub II, LLC and ColdQuanta, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on February 17, 2026).

3.1	Certificate of Incorporation of Infleqtion, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on February 17, 2026).

3.2	Bylaws of Infleqtion, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on February 17, 2026).

4.1	Public Warrant Agreement, dated May 13, 2025, by and between Churchill Capital Corp X and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on May 16, 2025).

4.2	Private Warrant Agreement, dated May 13, 2025, by and between Churchill Capital Corp X and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on May 16, 2025).

4.3	Form of Churchill Capital Corp X Specimen Public Warrant Certificate (included in Exhibit 4.1).

4.4	Form of Churchill Capital Corp X Specimen Private Warrant Certificate (included in Exhibit 4.2).

4.5	Specimen Common Stock Certificate of Infleqtion, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on February 17, 2026).

4.6*	Description of Infleqtion, Inc.’s Securities.

10.1	Letter Agreement, dated May 13, 2025, among Churchill Capital Corp X and its officers, directors and Churchill Sponsor X LLC (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on May 16, 2025).

Exhibit No.	Description

10.2	Amended and Restated Sponsor Agreement, dated as of September 8, 2025, by and among Churchill Capital Corp X, Churchill Sponsor X LLC and the Insiders (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on September 8, 2025).

10.3	Administrative Support Agreement, dated May 13, 2025, by and between Churchill Capital Corp X and an affiliate of Churchill Sponsor X LLC (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on May 16, 2025).

10.4	Advisory Agreement, dated as of September 8, 2025, by and between Churchill Capital Corp X and M. Klein & Company, through its affiliate, The Klein Group, LLC (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on September 8, 2025).

10.5	Securities Subscription Agreement, dated February 15, 2024, between Churchill Capital Corp X and Churchill Sponsor X LLC (incorporated by reference to Exhibit 10.5 of the Company’s Registration Statement on Form S-1 (File Nos. 333-286799 and 333-287245, filed with the SEC on April 28, 2025).

10.6	Form of PIPE Subscription Agreement (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on February 17, 2026).

10.7	Form of Stockholder Voting and Support Agreement, dated as of September 8, 2025, by and among Churchill Capital Corp X, ColdQuanta, Inc., and the stockholders listed on the signature pages thereto (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on September 8, 2025).

10.8	Amended and Restated Registration Rights Agreement, dated as of February 13, 2026, by and among Infleqtion, Inc. and each stockholder identified on the signature pages thereto (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on February 17, 2026).

10.9†	Infleqtion, Inc. 2026 Equity Incentive Plan and related form agreements (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on February 17, 2026).

10.10†	Infleqtion, Inc. 2026 Employee Stock Purchase Plan (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on February 17, 2026).

10.11†	Employment Agreement of Matthew Kinsella, dated June 6, 2024, as amended June 24, 2024 (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on February 17, 2026).

10.12†	Employment Terms of Paul Lipman, dated April 9, 2021 (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on February 17, 2026).

10.13†	Offer Letter of Pranav Gokhale, dated April 25, 2022 (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on February 17, 2026).

10.14	Form of Indemnification Agreement between Infleqtion, Inc. and each of its directors and executive officers (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on February 17, 2026).

10.15#	Exclusive License Agreement between ColdQuanta, Inc. and the Regents of the University of Colorado, dated as of June 28, 2021 (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on February 17, 2026).

10.16#	Non-Exclusive License Agreement between ColdQuanta, Inc. and the Regents of the University of Colorado, dated as of February 2, 2012 (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on February 17, 2026).

Exhibit No.	Description

10.17#	First Amendment to the Non-Exclusive License Agreement between ColdQuanta, Inc. and the Regents of the University of Colorado, dated as of June 28, 2021 (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on February 17, 2026).

10.18#	Exclusive License Agreement between ColdQuanta, Inc. and Wisconsin Alumni Research Foundation, dated as of October 1, 2019 (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on February 17, 2026).

10.19#	First Amendment to the Exclusive License Agreement between ColdQuanta, Inc. and Wisconsin Alumni Research Foundation, dated as of April 29, 2020 (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on February 17, 2026).

10.20#	Second Amendment to the Exclusive License Agreement between ColdQuanta, Inc. and Wisconsin Alumni Research Foundation, dated as of September 22, 2023 (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on February 17, 2026).

10.21*	Non-Employee Director Compensation Policy, adopted February 13, 2026.

19.1*	Infleqtion, Inc. Insider Trading Policy.

21.1*	List of subsidiaries of Infleqtion, Inc.

23.2*	Consent of Independent Public Accountant

24.1*	Power of Attorney (Included in Signature Page to this Annual Report).

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Exchange Act Rule 13a-14(a)).

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Exchange Act Rule 13a-14(a)).

32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350).

32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350).

97.1*	Infleqtion, Inc. Executive Incentive Clawback Policy.

101. INS*	XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

#

Certain portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K because the registrant customarily and actually treats that information as private or confidential and the omitted information is not material. Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant agrees to furnish a supplemental copy of any omitted schedule or exhibit to the SEC upon request.

†	Indicates a management contract or compensatory plan or arrangement.
*	Filed herewith.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2026

INFLEQTION, INC.

By:	/s/ Matthew Kinsella
Matthew Kinsella
Chief Executive Officer
(Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of Matthew Kinsella and Ilan Hart his or her true and lawful attorney-in-fact and agent, with full power of substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his or her substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 31, 2026, by the following persons on behalf of the registrant and in the capacities indicated:

Signature	Title	Date

/s/ Matthew Kinsella Matthew Kinsella	Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2026

/s/ Ilan Hart Ilan Hart	Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2026

/s/ Eric Bjornholt Eric Bjornholt	Director	March 31, 2026

/s/ Kristina Johnson Kristina Johnson	Director	March 31, 2026

/s/ Dawn Meyerriecks Dawn Meyerriecks	Director	March 31, 2026

/s/ Catherine Lego Catherine Lego	Director	March 31, 2026

/s/ David Singer David Singer	Director	March 31, 2026

INFLEQTION, INC.
(F/K/A CHURCHILL CAPITAL CORP X)
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm (PCAOB ID Number 100)	F-2
Consolidated Financial Statements:
Consolidated Balance Sheets as of December 31, 2025 and 2024	F-3
Consolidated Statements of Operations for the year ended December 31, 2025 and for the period from January 4, 2024 (inception) through December 31, 2024	F-5
Consolidated Statements of Changes in Shareholders’ Deficit for the year ended December 31, 2025 and for the period from January 4, 2024 (inception) through December 31, 2024	F-6
Consolidated Statements of Cash Flows for the year ended December 31, 2025 and for the period from January 4, 2024 (inception) through December 31, 2024	F-7
Notes to Consolidated Financial Statements	F-8 to F-26

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of
Infleqtion, Inc. (F/K/A Churchill Capital Corp X):
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Infleqtion, Inc. (F/K/A Churchill Capital Corp X) (the “Company”) as of December 31, 2025 and December 31, 2024, and the related consolidated statements of operations, changes in shareholders’ deficit, and cash flows for the year ended December 31, 2025 and for the period from January 4, 2024 (inception) to December 31, 2024 and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the year ended December 31, 2025 and for the period from January 4, 2024 (inception) through December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opini
on
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opini on
.
/s/ WithumSmith+Brown, PC
We have served as the Company’s auditor since 2024.
New York, New York
March 3
1
, 2026

INFLEQTION, INC.
(F/K/A CHURCHILL CAPITAL CORP X)
CONSOLIDATED BALANCE SHEETS

	December 31, 2025	December 31, 2024
Assets:
Current assets:
Cash	$702,154	$—
Prepaid expenses	46,000	—
Prepaid insurance	321,429	—

Total Current Assets	1,069,583	—
Deferred offering costs	—	157,937
Prepaid insurance- long term	107,143	—
Cash and marketable securities held in Trust Account	423,689,503	—

Total Assets	$424,866,229	$157,937

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accrued expenses	$80,223	$—
Accrued offering costs	85,000	—
Promissory note- related party	—	184,847
Subscription agreement liability	75,630,352	—

Total Current Liabilities	75,795,575	184,847
Deferred underwriting fee payable	3,000,000	—

Total Liabilities	78,795,575	184,847

Commitments and Contingencies (Note 6)
Class A Ordinary Shares subject to possible redemption, 41,400,000 and 0 shares at redemption value of $10.23 per share and $0 at December 31, 2025 and 2024, respectively	423,689,503	—
Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Class A Ordinary Shares, $0.0001 par value; 500,000,000 shares authorized; 300,000 and no shares issued and outstanding, excluding 41,400,000 and no shares subject to possible redemption, as of December 31, 2025 and 2024, respectively	30	—
Class B Ordinary Shares, $0.0001 par value; 50,000,000 shares authorized; 10,350,000 shares issued and outstanding as of December 31, 2025 and 2024 (1)(2)	1,036	1,036
Additional paid-in capital	—	23,964
Accumulated deficit	(77,619,915)	(51,910)

Total Shareholders’ Deficit	(77,618,849)	(26,910)

Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$424,866,229	$157,937

(1)
At December 31, 2024, included an aggregate of up to 1,350,000 Class B ordinary shares, $0.0001 par value (the “Class B Ordinary Shares”), subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (Note 5). On May 15, 2025, the Company consummated its initial public offering (the “Initial Public Offering”) and sold 41.4 million public units (the “Public Units”), which included the full exercise of the underwriters’ over-allotment option, hence the 1,350,000 Class B Ordinary Shares are no longer subject to forfeiture.
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

The accompanying notes are an integral part of these consolidated financial statements.

INFLEQTION, INC.
(F/K/A CHURCHILL CAPITAL CORP X)
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2025	For the Period from January 4, 2024 (inception) through December 31, 2024
General and administrative costs	$1,990,219	$51,910
Subscription agreement expense	6,044,986	—

Loss from operations	(8,035,205)	(51,910)

OTHER INCOME (LOSS)
Income earned on cash and marketable securities held in Trust Account	10,689,503	—
Change of fair value of subscription agreement liability	(69,585,366)	—

Total other loss	(58,895,863)	—

NET LOSS	$(66,931,068)	$(51,910)

Basic weighted average shares outstanding, Class A Ordinary Shares	26,348,901	—

Basic net loss per Class A ordinary share	$(1.85)	$—

Basic weighted average shares outstanding, Class B Ordinary Shares(1)(2)	9,853,022	7,500,000

Basic net loss per Class B ordinary share	$(1.85)	$(0.01)

(1)
As of December
 31, 2024, included an aggregate of up to 1,350,000 Class B Ordinary Shares, subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (Note 5). On May 15, 2025, the

Company consummated its Initial Public Offering and sold 41.4 million Public Units, which included the full exercise of the underwriters’ over-allotment option, hence the 1,350,000 Class B Ordinary Shares are no longer subject to forfeiture.

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

The accompanying notes are an integral part of these consolidated financial statements.

INFLEQTION, INC.
(F/K/A CHURCHILL CAPITAL CORP X)
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE YEAR ENDED DECEMBER 31, 2025 AND
FOR THE PERIOD FROM JANUARY 4, 2024 (INCEPTION) THROUGH DECEMBER 31, 2024

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 4, 2024 (Inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B Ordinary Shares to Sponsor(1) (2)	—	—	10,350,000	1,036	23,964	—	25,000
Net loss	—	—	—	—	—	(51,910)	(51,910)

Balance –December 31, 2024	—	—	10,350,000	1,036	23,964	(51,910)	(26,910)
Accretion for Class A Ordinary Shares to redemption amount	—	—	—	—	(6,821,553)	(10,636,937)	(17,458,490)
Sale of 300,000 Private Placement Units	300,000	30	—	—	2,999,970	—	3,000,000
Fair Value of Public Warrants at issuance	—	—	—	—	3,177,450	—	3,177,450
Allocated value of transaction costs to Class A Ordinary Shares	—	—	—	—	(47,303)	—	(47,303)
Fair value of Founder Share transfer or contributed	—	—	—	—	667,472	—	667,472
Net loss	—	—	—	—	—	(66,931,068)	(66,931,068)

Balance – December 31, 2025	300,000	$30	10,350,000	$1,036	$—	$(77,619,915)	$(77,618,849)

(1)
As of December
31, 2024, included an aggregate of up to 1,350,000 Class B Ordinary Shares, subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (Note 5). On May 15, 2025, the “Company consummated its Initial Public Offering and sold 41.4 million Public Units, which included the full exercise of the underwriters’ over-allotment option, hence the 1,350,000 Class B Ordinary Shares are no longer subject to forfeiture.

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

The accompanying notes are an integral part of these consolidated financial statements.

INFLEQTION, INC.
(F/K/A CHURCHILL CAPITAL CORP X)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2025	For The Period From January 4, 2024 (Inception) Through December 31, 2024
Cash Flows from Operating Activities:
Net loss	$(66,931,068)	$(51,910)
Adjustments to reconcile net loss to net cash used in operating activities:
Payment of formation costs through issuance of Class B Ordinary Shares	—	4,827
Payment of operating costs through Promissory note	36,839	47,083
Subscription agreement expense	6,044,986	—
Change of fair value of subscription agreement liability	69,585,366	—
Income earned on cash and marketable securities held in Trust	(10,689,503)	—
Changes in operating assets and liabilities:
Prepaid expenses	29,000	—
Prepaid insurance	(428,572)	—
Accrued expenses	80,223	—

Net cash used in operating activities	(2,272,729)	—

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(414,000,000)	—
Cash withdrawn from Trust Account for working capital purposes	1,000,000	—

Net cash used in investing activities	(413,000,000)	—

Cash Flows from Financing Activities:
Proceeds from sale of Public Units	414,000,000	—
Proceeds from sale of Private Placement Units	3,000,000	—
Repayment of Promissory note—related party	(420,673)	—
Payment of offering costs	(604,444)	—

Net cash provided by financing activities	415,974,883	—

Net Change in Cash	702,154	—
Cash – Beginning of year	—	—

Cash – End of year	$702,154	$—

Supplemental disclosure of cash flow information:
Offering costs included in accrued offering costs	$85,000	$—

Deferred offering costs paid by Sponsor in exchange for issuance of Class B Ordinary Shares	$—	$20,173

Deferred offering costs paid through Promissory note – related party	$123,987	$137,764

Prepaid services contributed by Sponsor through Promissory note—related party	$75,000	$—

Deferred underwriting fee payable	$3,000,000	$—

The accompanying notes are an integral part of these consolidated financial statements.

Note 1—Description of Organization and Business Operations
Organization and General
Churchill Capital Corp X (now known as Infleqtion, Inc.) (the “Company” or “Churchill”) was incorporated as a Cayman Islands exempted company on January 4, 2024. The Company was incorporated for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses that the Company, as of its incorporation, had not yet identified (the “Business Combination”). The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, or the “Securities Act”, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”).
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
As of December 31, 2025, the Company had not yet commenced operations. All activity for the period from January 4, 2024 (inception) through December 31, 2025 related to the Company’s formation, Initial Public Offering and activities in connection with entering into the Merger Agreement (as defined below) (see Note 6). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.
Sponsor and Initial Public Offering
The Company’s sponsor is Churchill Sponsor X LLC (the “Sponsor”), of which M. Klein Associates, Inc. is the managing member, and is an affiliate of M. Klein and Company, LLC.
The Registration Statement on Form
S-1
(File Nos.
333-286799
and
333-287245)
for the Initial Public Offering was declared effective on May 13, 2025 (the “IPO Registration Statement”). On May 15, 2025, the Company consummated the Initial Public Offering of 41,400,000 units (the “Public Units”) at $10.00 per Public Unit, which included the full exercise of the underwriters’ Over-Allotment Option (as defined in Note 3) of 5,400,000 Public Units (the “Option Units”), generating gross proceeds of $414,000,000, as discussed in Note 3. Each Public Unit consists of one Class A ordinary share, par value $0.0001 per share (the “Class A Ordinary Shares” and with respect to the Class A Ordinary Shares included in the Public Units, the “Public Shares”) and one-fourth
of one warrant (the “Public Warrant”). Each whole Public Warrant entitles the holder thereof to purchase one Class A Ordinary Share at a price of $11.50 per share.
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

The Trust Account
Upon the closing of the Initial Public Offering on May 15, 2025, an aggregate amount of $414,000,000 ($10.00 per unit) from the net proceeds of the Initial Public Offering, and a portion of the proceeds of the sale of the Private Placement, is held in a trust account (the “Trust Account”) with Continental Stock Transfer & Trust Company (“Continental”) and were invested only in U.S. government treasury bills with a maturity of one hundred eighty-five (185) days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940 (the “Investment Company Act”) and that invest only in direct U.S. government obligations and, may at any time be held as cash or cash items, including in demand deposit accounts at a bank. Funds will remain in the Trust Account until the earlier of (i) the consummation of the initial Business Combination or (ii) the distribution of the Trust Account proceeds as described below. The remaining proceeds outside the Trust Account may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses
.
The Company’s amended and restated memorandum and articles of association (the “Amended and Restated Memorandum and Articles of Association”) provides that, other than the permitted withdrawals (as defined below), if any, none of the funds held in the Trust Account will be released until the earlier of (i) the completion of the initial Business Combination; (ii) the redemption of the Public Shares that have been properly submitted in connection with a shareholder vote to approve an amendment to the Company’s Amended and Restated Memorandum and Articles of Association (A) in a manner that would affect the substance or timing of its obligation to redeem 100% of the Public Shares if it does not complete an initial Business Combination within 24 months from the closing of the Initial Public Offering (or 27 months from the closing of the Initial Public Offering if the Company has executed a letter of intent, agreement in principle or definitive agreement for an initial business combination within 24 months from the closing of the Initial Public Offering) (such 24 or 27 month period, as may be amended, the “Combination Period”) or (B) with respect to any other provision relating to the rights of holders of the Public Shares or pre-initial
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
Merger Agreement
On September 8, 2025, the Company entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”), by and among Merger Sub I, Merger Sub II and ColdQuanta, Inc., a Delaware corporation (“Infleqtion”). Pursuant to the Merger Agreement, and subject to the conditions contained therein, the parties thereto have effected a business combination transaction by which Merger Sub I merged with and into Infleqtion, with Infleqtion continuing as the surviving corporation, and immediately thereafter, the surviving corporation merged with and into Merger Sub II, with Merger Sub II (renamed as “Infleqtion Quantum, LLC”) continuing as the surviving entity (collectively, the “Mergers”). The transactions contemplated by the Merger Agreement, including the Domestication and the PIPE Investment, are referred to as the “Transactions.”
In connection with the execution of the Merger Agreement, on September 8, 2025, the Company amended and restated that certain letter agreement, dated May 13, 2025, from the Sponsor and each of the persons undersigned thereto to the Company (the “Amended and Restated Sponsor Agreement”).
The foregoing descriptions of each of the Merger Agreement and the Amended and Restated Sponsor Agreement are qualified in their entirety by reference to each of the Merger Agreement and the Amended and Restated Sponsor Agreement filed as Exhibits 2.1 and 10.2, respectively, to this Annual Report on Form
10-K.

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
Pursuant to the Amended and Restated Sponsor Agreement, 1,500,000 of Sponsor’s Cayman Class B Share
s
(the “Sponsor Shares”) will unvest as of the Closing and will revest on the date on which (i) the VWAP of the Domesticated SPAC Common Stock equals or exceeds $12.00 per share during any 15 trading days within any 180 consecutive trading day period following the Closing or (ii) Churchill undergoes a change of control and the price per share received by stockholders of Churchill in such change of control transaction equals or exceeds $12.00 per share (or if consideration is not received by stockholders of Churchill, the price per share implied by such transaction is $12.00) (the “Triggering Event”). If the applicable vesting terms as described in the foregoing sentence are
 not achieved within five years of the Closing, such Sponsor Shares will be forfeited in accordance with the terms of the Amended and Restated Sponsor Agreement. In the event of a change of control of Churchill prior to the fifth anniversary of the Closing, the Sponsor Shares will vest immediately prior to the closing of such change of control if the change of control also constitutes the Triggering Event; otherwise, they will be automatically forfeited immediately prior to the closing for no consideration.

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
Liquidity and Capital Resources
As of December 31, 2025, the Company had $702,154 of cash and a working capital deficit of $74,725,992.
In order to finance working capital deficit or to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes its initial Business Combination, the Company would repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. If the Sponsor makes any Working Capital Loans, up to $1,500,000 of such loans may be convertible into units of the post business combination entity at a price of $10.00 per unit at the option of the lender. The units and their underlying securities would be identical to the Private Placement Units. As of December 31, 2025 and 2024, the Company had no borrowings under the Working Capital Loans.
Additionally, to fund working capital the Company has permitted withdrawals available up to an annual limit of $1,000,000. These permitted withdrawals are limited to only the interest available that has been earned in excess of the initial deposit at the Initial Public Offering. For the year ended December 31, 2025, the Company has withdrawn $1,000,000 in interest from the Trust Account for working capital purposes and has no further amounts available for permitted withdrawals until May 15, 2026, which is the one-year anniversary of the Initial Public Offering.
On February 13, 2026, the Company announced the closing of its previously announced Business Combination between Churchill Capital Corp X and ColdQuanta, Inc. As of this filing, substantial doubt about the Company’s ability to continue as a going concern was alleviated due to the closing of the Business Combination.
Note 2—Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the SEC.
Principles of Consolidation
On September 2, 2025, the Merger Subs were formed.

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
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
Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s consolidated financial statements with another public company that is neither an (i) emerging growth company nor (ii) an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $702,154 and $0 as of December 31, 2025 and 2024, respectively. The Company did not have any cash equivalents as of December 31, 2025 and 2024.
Marketable Securities and Cash Held in Trust Account
The Company classifies its U.S. Treasury and equivalent securities as held-to-maturity
in accordance with ASC Topic 320, “Investments—Debt and Equity Securities,”
held-to-maturity
securities are those securities which the Company has the ability and intent to hold until maturity.
Held-to-maturity
treasury securities are recorded at amortized cost on the accompanying consolidated balance sheets and adjusted for the amortization or accretion of premiums or discounts. On December 31, 2025, $
423,779,230
was invested in U.S. Treasury Securities and $
215
was held in cash, at an amortized cost of $
423,689,503
as reflected on the accompanying consolidated balance sheet (see Note 8). On December 31, 2024, no funds were held in the Trust Account.
To fund working capital the Company has permitted withdrawals available up to an annual limit of $
1,000,000
. These permitted withdrawals are limited to only the interest available that has been earned in excess of the initial deposit at the Initial Public Offering. For the year ended December 31, 2025, the Company has withdrawn $
1,000,000
in interest from the Trust Account for working capital purposes and has no further amounts available for permitted withdrawals until May 15, 2026, which is the one-year
anniversary of the Initial Public Offering.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $
250,000
. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.
Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the Financial Accounting Standards Board (“FASB”) ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the consolidated balance sheets, primarily due to their short-term nature.
Derivative Financial Instruments
The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC 815. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the issuance date and is then re-valued
at each reporting date, with changes in the fair value reported in the consolidated statements of operations. Derivative liabilities are classified in the consolidated balance sheets as current or non-current
based on whether
net-cash
settlement or conversion of the instrument could be required within 12 months of the balance sheet date.
The subscription agreement liability meets the criteria for derivative liability classification. As such, the subscription agreement liability is recorded at its initial fair value on the date of issuance, and each consolidated balance sheet date thereafter. Changes in the estimated fair value of the derivative liability is recognized as a non-cash
gain or loss on the consolidated statements of operations. The fair value of the subscription agreement liability is discussed in Note 8.
Use of Estimates
The preparation of the accompanying consolidated financial statements in conformity with U.S. GAAP requires the Company’s Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the accompanying consolidated financial statements and the reported amounts of expenses during the reporting period.
Making estimates requires Management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the consolidated financial statements, which Management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.
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
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s Management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2025 and 2024, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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
“Distinguishing Liabilities from Equity,” the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in
capital (to the extent available) and accumulated deficit. Accordingly, as of December 31, 2025, Class A Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s consolidated balance sheet.
As of December 31, 2025, the Class A Ordinary Shares subject to possible redemption reflected in the consolidated balance sheet are reconciled in the following table:

Gross proceeds	$414,000,000
Less:
Proceeds allocated to Public Warrants	(3,177,450)
Class A Ordinary Shares issuance cost	(4,591,537)
Plus:
Accretion of carrying value to redemption value	17,458,490

Class A Ordinary Shares subject to possible redemption, December 31, 2025	$423,689,503

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
With respect to the accretion of Class A Ordinary Shares subject to possible redemption and consistent with ASC Topic
480-10-S99-3A,
the Company treated accretion in the same manner as a dividend paid to the shareholders in the calculation of the net loss per Ordinary Share.
The following table reflects the calculation of basic and diluted net loss per Ordinary Share:

	For the Year Ended December 31,		For The Period From January 4, 2024 (Inception) Through December 31,
	2025		2024
	Class A	Class B	Class A	Class B
Basic net loss per share:
Numerator:
Net loss	$(48,714,542)	$(18,216,526)	$—	$(51,910)
Denominator:
Basic weighted average shares outstanding	26,348,901	9,853,022	—	7,500,000
Basic net loss per share	$(1.85)	$(1.85)	$—	$(0.01)
Recent Accounting Standards
In November 2024, FASB issued Accounting Standards Update (“ASU”)
2024-03,
“Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures
(Subtopic220-40):
Disaggregation of Income Statement Expenses” (“ASU
2024-03”).
Under ASU
2024-03,
a public entity would be required to disclose information about purchases of inventory, employee compensation, depreciation, intangible asset amortization, and depletion for each income statement line item that contains those expenses. ASU
2024-03
is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. ASU
2024-03
allows for early adoption and requires either prospective adoption to financial statements issued for reporting periods after the effective date of ASU
2024-03
or retrospectively to any or all prior periods presented in the financial statements. The Company’s Management does not believe the adoption of ASU
2024-03
will have a material impact on its consolidated financial statements and disclosures.
Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

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

F-1
7

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
Administrative Support Agreement
Commencing on the date the securities of the Company are first listed, May 14, 2025, the Company agreed to reimburse the managing member of the Sponsor in an amount equal to $30,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the year ended December 31, 2025, the Company incurred and paid $225,000 of fees for these services. For the period from January 4, 2024 (inception) through December 31, 2024, the Company did not incur any fees for these services.
Director Agreements
On August 1, 2025, the Company entered into a director agreement (each, a “Director Agreement”) with each of the three independent directors of the Company
, pursuant to which, in connection with each director’s continuing service as a director of the Company, the Company agreed to pay each director a cash compensation of $75,000 per annum, beginning on the later of the date of appointment of each director and August 1, 2025. For the year ended December 31, 2025, the Company incurred $93,750 in fees related to the Director Agreement of which $37,500 were paid and $56,250 are included in accrued expenses on the accompany consolidated balance sheets. For the period from January 4, 2024 (inception) through December 31, 2024, the Company did not incur any fees for these services.
Related Party Loans
On February 15, 2024, the Company and the Sponsor entered into a loan agreement, whereby the Sponsor agreed to loan the Company an aggregate of up to $600,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “IPO Promissory Note”). The IPO Promissory Note was
non-interest
bearing and payable on the earlier of December 31, 2025, or the date on which the Company consummates the Initial Public Offering. As of December 31, 2025 and 2024, there were amounts of $0 and $184,847, respectively, outstanding under the IPO Promissory Note. The Company repaid the borrowings in full at the closing of the Initial Public Offering. Borrowings under the IPO Promissory Note are no longer available.
Working Capital Loans
In addition, in order to finance transaction costs in connection with its initial Business Combination, the Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, enter into Working Capital Loans with the Company. If the Company completes its initial Business Combination, the Company would repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. If the

Sponsor makes any Working Capital Loans, up to $1,500,000 of such loans may be convertible into units of the post business combination entity at a price of $10.00 per unit at the option of the lender. Such units and their underlying securities would be identical to the Private Placement Units. As of December 31, 2025 and 2024, the Company had no borrowings under the Working Capital
Loans
.
Note 6—Commitments and Contingencies
Underwriting Agreement
The underwriters are entitled to a deferred fee of up to $3,000,000 in the aggregate, payable only upon the Company’s completion of its initial Business Combination (the “Deferred Discount”). The Deferred Discount will become payable to the underwriters from the amounts held in the Trust Account solely in the event the Company completes its initial Business Combination. The amount payable to the underwriters for deferred underwriting discounts and commissions will be reduced from
 $
3,000,000
to $
1,500,000
in the event the amount held in the Trust Account following a successful consummation of the initial Business Combination is less than $
100,000,000
, after taking into account redemptions in connection with the vote on the initial Business Combination.
Additionally, BTIG was admitted as a member of the Sponsor in connection with the closing of the Initial Public Offering and has been allocated interests in the Sponsor corresponding to 360,000 Founder Shares as upfront underwriting compensation in lieu of a cash underwriting discount (such shares, the “BTIG Founder Shares”). The fair value of the BTIG Founder Shares at grant was determined to be $667,472 using a Probability-Weighted Expected Return Method (“PWERM”) valuation model. As such, in accordance with ASC 340-10-S99-1, “Other Assets and Deferred Offering Costs,” the fair value less any amounts previously recorded related to the original purchase resembles an amount paid to the underwriters and represents a reduction in the proceeds received as it is directly related to the Initial Public Offering
. The following inputs were used in the PWERM valuation model to determine the fair value of the BTIG Founder Shares:

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

Subscription Agreement Liability
In connection with the execution of the Merger Agreement, on September 8, 2025, the Company entered into certain common stock subscription agreements (the “Subscription Agreements”) with certain investment funds (the “PIPE Investors”) pursuant to which, the Company has agreed to issue and sell to the PIPE Investors $126,547,600 of Domesticated SPAC Common Stock (as defined in the Merger Agreement), par value $0.0001 (the “PIPE Shares”) in reliance on an exemption from registration under Section 4(a)(2) under the Securities Act at a purchase price of $10.00 per share (the “PIPE Investment”). The closing of the PIPE Investment is conditioned on all conditions set forth in the Merger Agreement having been satisfied or waived and other customary closing conditions, and the Transactions will be consummated immediately following the closing of the PIPE Investment. The Subscription Agreements will terminate upon the earlier to occur of (i) the termination of the Merger Agreement, (ii) the mutual written agreement of the parties thereto and (iii) March 21, 2026. The Subscription Agreements provide for, under certain circumstances, customary indemnities between the Company and the PIPE Investors. As of December 31, 2025, the Company recorded a liability in connection with the Subscription Agreements of $75,630,352 on the accompanying consolidated balance sheet and a subscription agreement expense of $6,044,986 and change of fair value of subscription agreement liability of $69,585,366 within the accompanying consolidated statements of operations. As of December 31, 2024, the Company did not have a liability related to the
S
ubscription
A
greements.
PIPE Engagement Letters
On September 1, 2025, the Company
engaged Citigroup Global Markets Inc. (“Citi”) as a placement agent for a proposed PIPE offering of equity or equity-linked securities for ColdQuanta (the “Citi PIPE Engagement Letter”). The placement fee payable to Citi was set at
4.0% of the gross proceeds of securities sold in any placement, up to a maximum of $100 million.
On September 7,
2025, J.P. Morgan Securities LLC (“J.P. Morgan”) entered into an agreement with the Company to serve as a
Co-Placement
Agent in connection with the PIPE offering (the “J.P. Morgan PIPE Engagement Letter” and together with the Citi PIPE Engagement Letter, the “PIPE Engagement Letters”). As of December 31, 2025, there are no fees that have been incurred in connection with the PIPE Engagement Letters.
Capital Markets Advisory Agreement
On September 3, 2025, the Company entered into an agreement with Citi to serve as capital markets advisor to the Company (the “Capital Markets Advisory Agreement”). The Company will pay Citi a cash fee of $7,000,000 promptly upon consummation of the Transactions. Citi will also be eligible to receive an incentive fee of up to $3,000,000, payable solely at the discretion of the Company and ColdQuanta. As of December 31, 2025, there are no fees that have been incurred in connection with the Capital Markets Advisory Agreement.
Legal Fees
On March 25, 2026, the Company entered into an agreement for legal services. All fees related to the agreement are contingent upon the completion of a Business Combination. Upon the completion of the Business Combination, in addition to payment of incurred fees, the Company will pay a premium ranging from
 50% to 100% of the fees incurred, with the percentage paid to be determined at the discretion of the Company. As of December 31, 2025, the Company has incurred approximately $2,572,053 of fees in connection with the agreement. These fees are not reflected in the consolidated financial statements and will be recorded when the Business Combination is considered probable.
Advisory Agreement
In connection with the execution of the Merger Agreement, the Company and The Klein Group, LLC (the “Advisor”), an affiliate of M. Klein & Company
, entered into the advisory agreement (the “Advisory

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
of the Company and the Advisor.
Note 7—Shareholders’ Deficit
Preference Shares
The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Board. As of December 31, 2025 and 2024, there were no preference shares issued or outstanding.
Class A Ordinary Shares
The authorized Ordinary Shares of the Company includes up to 500,000,000 Class A Ordinary Shares with a par value of $0.0001 per share and 50,000,000 Class B Ordinary Shares with a par value of $0.0001 per share. If the Company enters into an initial Business Combination, it may (depending on the terms of such an initial Business Combination) be required to increase the number of Class A Ordinary Shares which the Company is authorized to issue at the same time as the Company’s shareholder votes on the initial Business Combination to the extent the Company seeks shareholder approval in connection with the initial Business Combination. Holders of the Company’s ordinary shares are entitled to one vote for each Ordinary Share (except as otherwise expressed in the Company’s Amended and Restated Memorandum and Articles of Association). As of December 31, 2025, there are 300,000 Class A Ordinary Shares issued or outstanding, excluding 41,400,000 shares subject to possible redemption. As of December 31, 2024, there are no Class A Ordinary Shares issued or outstanding.
Class B Ordinary Shares
The Company is also authorized to issue a total of 50,000,000 Class B Ordinary Shares with a par value of $0.0001 per share. On May 15, 2025, as a result of the underwriters’ election to fully exercise their Over-Allotment Option, an aggregate of 1,350,000 Founder Shares are no longer subject to forfeiture. As of December 31, 2025 and 2024, there were 10,350,000 Class B Founder Shares issued and outstanding.
Warrants
As of December 31, 2025, there were 10,350,000 Public Warrants and 75,000 Private Placement Warrants outstanding. As of December 31, 2024, there were no Public Warrants or Private Placement Warrants outstanding. Each whole Warrant entitles the holder thereof to purchase one whole Class A Ordinary Share at a price of $11.50 per share, subject to adjustment as described therein, at any time commencing 30 days after the completion of the initial Business Combination, provided that the Company has an effective registration statement under the Securities Act covering the Class A Ordinary Shares issuable upon exercise of the Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Warrants on a “cashless basis” under the circumstances specified in either the (i) public warrant agreement, dated as of May 13, 2025, between the Company and Continental (the “Public Warrant Agreement”) or the (ii) private placement warrant agreement, dated as of May 13, 2025, between the Company and Continental (the “Private Placement Warrant Agreement,” and together with the Public Warrant Agreement, the “Warrant Agreements”) and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder. Pursuant to the Warrant Agreements, a Warrant holder may exercise its Warrants only for a whole number of Class A Ordinary Shares. This means that only a whole Warrant may be exercised at any given time by a Warrant holder. No fractional Public Warrants will be issued upon separation of the Public Units and only whole Public Warrants will trade. The Warrants will expire five years after the completion of the initial Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

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

F-2
2

Level 3: Unobservable inputs based on assessment of the assumptions that market participants would use in pricing the asset or liability.
As of December 31, 2025, assets held in the Trust Account were comprised of $

in cash and $
423,779,230
invested in U.S. Treasury Bills.
The following table presents information about the Company’s assets that are measured at amortized cost on a recurring basis at December 31, 202, which are considered to be Level 1 measurement:

	Amortized Cost	Unrealized Gain	Fair Value
December 31, 2025
U.S. Treasury Securities (Matured on 01/06/26 and 01/08/26)	$423,689,288	$89,942	$423,779,230
The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at December 31, 2025, which are considered to be Level 3 measurement:

	Level	Fair Value
December 31, 2025
Subscription agreement liability	3	$75,630,352
The subscription agreement liability was accounted for as a liability in accordance with ASC
815-40
and is presented within current liabilities on the consolidated balance sheet as of December 31, 2025. The subscription agreement liability is measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of subscription agreement liability in the consolidated statements of operations.
The subscription agreement liability was valued using a PWERM with an underlying Put Option Pricing Model using a Black Scholes Model (“BSM”) which is considered to be a Level 3 fair value measurement.
The key inputs into the PWERM model for the subscription agreement liability were as follows:

	September 8, 2025	December 31, 2025
Market price of Public Shares	$10.20	$15.60
Term (years)	0.53	0.22
Risk-free rate	3.83%	3.68%
Volatility	8.71%	107.1%
Likelihood of completing a business combination	95%	95%

Subscription Agreement Liability
Fair value as of September 8, 2025	$6,044,986
Change in valuation inputs or other assumptions	69,585,366

Fair value as of December 31, 2025	$75,630,352

Public Warrants
The fair value of the Public Warrants was $3,177,450 or $0.307 per Public Warrant at the Initial Public Offering. The fair value of Public Warrants was determined using a Monte Carlo Simulation Model. The Public Warrants

F-2
3

have been classified within shareholders’ deficit and will not require remeasurement after issuance. The following table presents the quantitative information regarding market assumptions used in the valuation of the Public Warrants:

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
The CODMs assess performance for the single segment and determine how to allocate resources based on net income or loss that also is reported on the consolidated statements of operations as net income or loss. The measure of segment assets is reported on the consolidated balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation the CODMs review several key metrics, which include the following:

	December 31, 2025	December 31, 2024
Cash and marketable securities held in Trust Account	$423,689,503	$—
Cash	$702,154	$—

	For the Year Ended December 31, 2025	For The Period From January 4, 2024 (Inception) Through December 31, 2024
General and administrative costs	$1,990,219	$51,910
Income earned on cash and marketable securities held in Trust Account	$10,689,503	$—
General and administrative costs are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Business Combination within the Combination Period. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. The CODM reviews interest earned to ensure the Trust Account is providing an acceptable rate of return for all shareholders and to maximize the Trust Account to be used to complete a Business Combination. While included within the consolidated statement of operations, subscription agreement expense and the related fair value adjustment to the subscription expense liability are not key measure used by the CODM since they do not represent a cash outflow.

F-2
4

Note 10—Subsequent Events
The Company evaluated subsequent events and transactions that occurred after the consolidated balance sheet date up to the date that the consolidated financial statements were issued. Based upon this review, other than stated below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the consolidated financial statements.
Churchill Capital Corp X Business Combination
On February 13, 2026, pursuant to the Merger Agreement, AH Merger Sub I, Inc., a direct, wholly owned subsidiary of the Company, was merged with and into ColdQuanta, Inc. (“ColdQuanta”), with ColdQuanta continuing as the surviving corporation. Immediately thereafter, such surviving corporation was merged with and into AH Merger Sub II, LLC (“Merger Sub II”), another direct, wholly owned subsidiary of the Company, with Merger Sub II (renamed as “Infleqtion Quantum, LLC”) continuing as the surviving entity and as a wholly owned subsidiary of the Company (collectively, the “Business Combination”). In connection with the closing of the Business Combination (“the Closing”), the Company changed its name to Infleqtion,
Inc
.
Further, immediately prior to completing the Business Combination, each issued and outstanding share of ColdQuanta common stock, preferred stock and restricted stock was automatically surrendered and exchanged for the right to receive shares of Company common stock, par value $0.0001 per share based on a defined exchange ratio of 0.3470312 (the “Exchange Ratio”) (representing Infleqtion, Inc. Common Stock after the Closing).
Immediately following the Closing, there were 216,471,927 shares of Infleqtion, Inc. Common Stock issued and outstanding. Of those shares, 151,804,988 shares were issued to holders of ColdQuanta securities in respect of such securities, representing approximately 70.1% of the voting rights in Infleqtion, Inc. following the Closing.

F-2
5