Form 10-Q
period 2026-03-31
Infleqtion, Inc.
filed 2026-05-15
CIK 2007825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________________ to _____________________
Commission File Number:
001-42646

Infleqtion, Inc.
(Exact name of registrant as specified in its charter)

Delaware	86-1946291
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
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
If an emerging growth company, indicate by check mark if the registrant has electe
d not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act). Yes ☐ No ☒
As of May 12, 2026, there were 218,196,891 shares of common stock of the registrant issued and outstanding.

The Infleqtion name and logo are our registered trademarks. This Quarterly Report on Form 10-Q contains references to our trademarks and to trademarks and service marks belonging to other entities. Solely for convenience, trademarks, service marks and trade names referred to in this Quarterly Report on Form 10-Q, including logos, artwork and other visual displays, may appear without the ®, SM, or ™ symbols, but such references are not intended to indicate in any way that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensor to these trademarks and trade names. We do not intend our use or display of other entities’ trade names, trademarks or service marks to imply a relationship with, or endorsement or sponsorship of us by, any other entity.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that are based on our management’s beliefs and assumptions and on information currently available to our management. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future financial condition, business strategy and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by the following words: “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “should,” “will,” “would,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words.

These forward-looking statements involve risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Quarterly Report on Form 10-Q, we caution you that these statements are based on a combination of facts and factors currently known by us and our projections of the future, about which we cannot be certain. Forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

•

the anticipated benefits of our merger consummated on February 13, 2026, pursuant to which Churchill Capital Corp X, a special purpose acquisition company, acquired ColdQuanta, Inc. (d/b/a Infleqtion) and redomesticated and renamed itself as Infleqtion, Inc., a Delaware corporation, which may be affected by, among other things, competition and the ability of the Company to grow and manage growth profitably;

•	our financial and business performance;

•	the ability to maintain the listing of our common stock and warrants on the New York Stock Exchange;

•	our strategy, future operations, financial position, prospects and plans;

•	the implementation, market acceptance and success of our business model, growth strategy and opportunities, and our ability to commercialize our quantum computing technology;

•	our expectations with respect to market opportunity and market growth;

•	the expected benefits of and ability to maintain and enter into new contracts, awards and other relationships, partnerships or collaborations with governments and government entities;

•	the potential for our quantum computing technology to achieve quantum advantage;

•	the ability of our products to meet government counterparties’ and customers’ technical requirements and compliance and regulatory needs;

•	the timing and product development milestones on our product roadmap;

•	our ability to attract and retain qualified employees and management;

•	our expectations regarding our ability to obtain and maintain intellectual property protection and not infringe on the rights of others;

•	expectations regarding the time during which we will be an emerging growth company under the Jumpstart Our Business Startups Act of 2012, as amended;

•	our future capital requirements and sources and uses of cash;

•	our ability to obtain funding for our operations and future growth; and

•	the outcome of any known and unknown litigation and regulatory proceedings.

There are a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause our actual results to differ materially from the forward-looking statements contained in this Quarterly Report on Form 10-Q. Such risks, uncertainties and other important factors that could cause actual results to differ include, among others, the immaturity of our quantum technology and the significant barriers to producing products that meet desired technical specifications; our history of operating losses and uncertainty as to whether we will achieve or sustain profitability; the risk that our computers may fail to achieve a broad quantum advantage; our need for substantial additional capital and the uncertainty as to whether such financing will be available; intense global competition in a nascent and volatile quantum technology industry; our reliance on sales to government entities and large enterprises and identified material weaknesses in our internal control over financial reporting; risks related to export and import controls, trade sanctions, and government contracting; our dependence on in-licensed intellectual property and government-funded research subject to federal march-in rights; and potential volatility in the price of our Common Stock, including as a result of adverse forces affecting SPAC-combined companies and those described in the sections titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2026 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q. As a result of these factors, we cannot assure you that the forward-looking statements in this Quarterly Report on Form 10-Q will prove to be accurate.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and although we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted a thorough inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely upon these statements.

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

PART
I-FINANCIAL
INFORMATION
Item 1. Financial Statements.
Infleqtion, Inc.
Condensed Consolidated Financial Statements
For the Three Months Ended March 31, 2026 and 2025
(Unaudited)

Infleqtion, Inc.
Condensed Consolidated Balance Sheets
(Unaudited; in thousands, except share and per share amounts)

	As of
	March 31, 2026 (Unaudited)	December 31, 2025
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$84,674	$11,694
Available-for-sale securities, current	358,866	34,318
Accounts receivable	6,858	9,543
Unbilled receivables	4,979	4,734
Inventories	4,869	4,299
Prepaid expenses and other current assets	4,630	10,036

Total current assets	464,876	74,624
Property and equipment, net	8,045	8,674
Operating lease right-of-use assets	4,680	4,923
Available-for-sale securities, non-current	125,117	17,157
Goodwill	9,315	9,315
Other assets	578	620

TOTAL ASSETS	$612,611	$115,313

LIABILITIES, CONVERTIBLE REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$3,718	$5,644
Accrued liabilities	9,803	8,610
Contract liabilities	8,942	6,871
Current portion of operating lease right-of-use liabilities	1,088	1,076
Deferred consideration payable, current	—	471

Total current liabilities	23,551	22,672
Operating lease liabilities, net of current portion	3,805	4,074

TOTAL LIABILITIES	27,356	26,746

Convertible Redeemable Preferred Stock:
Series Seed convertible redeemable preferred stock, $0.0001 par value per share	—	6,526
Series Seed II convertible redeemable preferred stock; $0.0001 par value per share	—	10,411
Series A convertible redeemable preferred stock, $0.0001 par value per share	—	36,658
Series B convertible redeemable preferred stock; $0.0001 par value per share	—	112,145
Series B-1 convertible redeemable preferred stock; $0.0001 par value per share	—	32,990
Series C convertible redeemable preferred stock; $0.0001 par value per share	—	71,733
Series C-1 convertible redeemable preferred stock; $0.0001 par value per share	—	26,351

Total Convertible Redeemable Preferred Stock	—	296,814

Commitments and contingencies (refer to note 9)
Stockholders’ Equity (Deficit):
Preferred stock: $0.0001 par value per share; 100,000,000 shares authorized; no shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	—	—
Common stock: $0.0001 par value per share; 1,400,000,000 shares authorized; 216,471,927 and 17,449,020 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	22	2
Additional paid-in capital	846,657	21,931
Accumulated deficit	(261,349)	(231,086)
Accumulated other comprehensive (loss) income	(75)	906

Total Stockholders’ Equity (Deficit)	585,255	(208,247)

Total Liabilities, Convertible Redeemable Preferred Stock and Stockholders’ Equity (Deficit)	$612,611	$115,313

The accompanying notes are an integral part of these condensed consolidated financial statements

Infleqtion, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited; in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2026	2025
Revenue
Product revenue	$3,150	$6,400
Service revenue	6,311	1,903

Total revenue	9,461	8,303

Cost of revenue
Cost of products	2,830	4,201
Cost of services	4,640	725

Total cost of revenue	7,470	4,926

Gross profit	1,991	3,377

Research and development	9,951	5,167
Selling, general and administrative	26,320	5,784
Grant income	(705)	(624)

Loss from operations	(33,575)	(6,950)

Other income (expense):
Interest income	3,202	356
Other, net	110	609

Total other income, net	3,312	965

Loss before income taxes	(30,263)	(5,985)

Income tax expense (benefit)	—	—

Net loss	$(30,263)	$(5,985)

Other comprehensive (loss) income:
Unrealized loss on available-for-sale securities	(882)	—
Foreign currency translation adjustment	(99)	416

Total other comprehensive (loss) income	(981)	416

Comprehensive loss	$(31,244)	$(5,569)

Net loss per share attributable to common stockholders - basic and diluted	$(0.26)	$(0.41)
Weighted average shares used in computing net loss per share attributable to common stockholders – basic and diluted	118,162,332	14,737,927
The accompanying notes are an integral part of these condensed consolidated financial statements

Infleqtion, Inc.
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(Unaudited; in thousands, except share amounts)

	Convertible Redeemable Preferred Stock														Stockholders’ Equity (Deficit)
	Series Seed		Series Seed II		Series A		Series B		Series B-1		Series C		Series C-1		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balances as of December 31, 2024 (as previously reported)	24,871,033	$6,526	27,499,984	$10,411	101,515,976	$36,658	113,956,319	$112,145	32,419,574	$32,990	20,508,938	$22,503	22,869,771	$26,351	45,512,715	$5	$15,751	$(199,291)	$360	$(183,175)

Conversion of stock	(16,230,759)	—	(17,946,404)	—	(66,249,009)	—	(74,367,538)	—	(21,156,913)	—	(13,384,069)	—	(14,924,741)	—	(29,701,456)	(3)	3	—	—	—

Balance at December 31, 2024, effect of reverse recapitalization	8,640,274	$6,526	9,553,580	$10,411	35,266,967	$36,658	39,588,781	$112,145	11,262,661	$32,990	7,124,869	$22,503	7,945,030	$26,351	15,811,259	$2	$15,754	$(199,291)	$360	$(183,175)

Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(5,985)	—	(5,985)
Stock-based compensation expense	—	—	—	—	—	—	—				—	—	—	—	—	—	1,118	—	—	1,118
Stock options exercised	—	—	—	—	—	—	—	—	—	—	—	—	—	—	829,985	—	371	—	—	371
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	416	416

Balances as of March 31, 2025	8,640,274	$6,526	9,553,580	$10,411	35,266,967	$36,658	39,588,781	$112,145	11,262,661	$32,990	7,124,869	$22,503	7,945,030	$26,351	16,641,244	$2	$17,243	$(205,276)	$776	$(187,255)

Balances as of December 31, 2025 (as previously reported)	24,871,033	$6,526	27,499,984	$10,411	101,515,976	$36,658	113,956,319	$112,145	32,419,574	$32,990	60,399,952	$71,733	22,869,771	$26,351	50,227,011	$5	$21,928	$(231,086)	$906	$(208,247)

Conversion of stock	(16,230,759)	—	(17,946,404)	—	(66,249,009)	—	(74,367,538)	—	(21,156,913)	—	(39,416,820)	—	(14,924,741)	—	(32,777,991)	(3)	3	—	—	—

Balance at December 31, 2025, effect of reverse recapitalization	8,640,274	$6,526	9,553,580	$10,411	35,266,967	$36,658	39,588,781	$112,145	11,262,661	$32,990	20,983,132	$71,733	7,945,030	$26,351	17,449,020	$2	$21,931	$(231,086)	$906	$(208,247)

Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(30,263)	—	(30,263)
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	8,293	—	—	8,293
Stock options exercised	—	—	—	—	—	—	—	—	—	—	—	—	—	—	1,115,543	—	771	—	—	771
Merger recapitalization	(8,640,274)	($6,526)	(9,553,580)	($10,411)	(35,266,967)	($36,658)	(39,588,781)	($112,145)	(11,262,661)	($32,990)	(20,983,132)	($71,733)	(7,945,030)	($26,351)	133,240,425	13	296,801	—	—	296,814
CCX shares recapitalized, net of equity issuance costs	—	—	—	—	—	—	—	—	—	—	—	—	—	—	64,666,939	7	518,861	—	—	518,868
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(981)	(981)

Balances as of March 31, 2026	—	—	—	—	—	—	—	—	—	—	—	—	—	—	216,471,927	$22	846,657	(261,349)	$(75)	$585,255

The accompanying notes are an integral part of these condensed consolidated financial statements

Infleqtion, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited; in thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities
Net loss	$(30,263)	$(5,985)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	948	701
Stock-based compensation expense	8,293	1,118
Change in fair value of contingent obligation	631	—
Other non-cash operating adjustments	(742)	(328)
Changes in operating assets and liabilities:
Accounts receivable	2,658	1,931
Unbilled receivables	(255)	(2,699)
Inventories	(570)	(1,112)
Prepaid expenses and other current assets	181	675
Other assets	35	(13)
Accounts payable	(1,915)	2,507
Accrued liabilities	(216)	(2,492)
Contract liabilities	2,071	(1,070)
Operating lease right-of-use assets	189	127
Operating lease right-of-use liabilities	(204)	(332)

Net cash used in operating activities	(19,159)	(6,972)
Cash flows from investing activities
Purchases of available-for-sale securities	(444,153)	—
Maturities of available-for-sale securities	11,400	—
Purchases of property and equipment	(312)	(408)

Net cash used in investing activities	(433,065)	(408)
Cash flows from financing activities
Proceeds from stock options exercised	771	371
Payment of offering costs	(3,306)	—
Proceeds from Business Combination, net of redemptions	528,166	—
Payment of deferred cash consideration	(475)	(713)

Net cash provided by (used in) financing activities	525,156	(342)
Foreign currency translation	48	763

Net increase (decrease) in cash and cash equivalents and restricted cash	$72,980	$(6,959)
Cash, cash equivalents and restricted cash at beginning of period	$11,894	$48,142

Cash, cash equivalents and restricted cash at end of period	$84,874	$41,183

Supplemental non-cash disclosure of cash flow information
Conversion of preferred stock to common stock	$(296,814)	$—
Reclassification of deferred offering costs in connection with business combination	$(9,298)	$—
Unpaid offering costs	$786	$—
Unrealized gains or losses on available-for-sale securities	$(882)	$—
The accompanying notes are an integral part of these condensed consolidated financial statement

Infleqtion, Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
1. Summary of Operations and Significant Accounting Policies
Nature of Operations
Infleqtion, Inc. (and its predecessor operations, ColdQuanta, Inc. (d/b/a Infleqtion) (“Legacy Infleqtion”), collectively referred to as the “Company”) develops and commercializes quantum technology products as part of a full-stack platform, which includes offerings such as quantum sensing, quantum computing and software. The Company is headquartered in Colorado, with operations in Illinois; Wisconsin; Melbourne, Australia and Oxford, U.K.
The Company was originally incorporated in the Cayman Islands on January 4, 2024 as a special purpose acquisition company under the name Churchill Capital Corp X (“CCX”) for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination involving CCX and one or more businesses. On February 12, 2026, the Company changed its jurisdiction of incorporation from the Cayman Islands to the State of Delaware through a domestication.
On February 13, 2026, CCX consummated its business combination with Legacy Infleqtion pursuant to the definitive agreement and plan of merger and reorganization (the “Merger Agreement”), dated September 8, 2025 (the “Business Combination”), whereby AH Merger Sub I, Inc., a direct, wholly owned subsidiary of CCX, merged with and into Legacy Infleqtion, with Legacy Infleqtion continuing as the surviving corporation, and immediately thereafter, such surviving corporation merged with and into AH Merger Sub II, LLC (“Merger Sub II”), another direct, wholly owned subsidiary of CCX, with Merger Sub II (renamed as “Infleqtion Quantum, LLC”) continuing as the surviving entity and as a wholly owned subsidiary of CCX. In connection with the closing of the Business Combination (the “Closing”), the Company changed its name from CCX to Infleqtion, Inc. Refer to Note 3 for further discussion of the Business Combination.
The Company’s Common Stock and Public Warrants (each as defined in Note 11) commenced trading on the New York Stock Exchange (“NYSE”) under the symbols “INFQ” and “INFQ WS”, respectively, on February 17, 2026.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the financial results of the Company and its wholly owned subsidiaries and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). In the opinion of management, these condensed consolidated financial statements reflect all adjustments that are of a normal recurring nature necessary for a fair presentation of the results of operations, financial condition and cash flows for the interim periods presented. These condensed consolidated financial statements do not include all of the information and disclosures required by GAAP for complete financial statements. All intercompany balances and transactions have been eliminated in consolidation. Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation. These reclassifications had no impact on previously reported net income, total assets, or shareholders’ equity. These interim financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2025 included in the Current Report on Form
8-K/A
that the Company filed with the U.S. Securities and Exchange Commission (“SEC”) on March 31, 2026.
The Business Combination was accounted for as a reverse recapitalization, with Legacy Infleqtion determined to be the accounting acquirer and CCX treated as the acquired company for financial reporting purposes. Accordingly, the transaction was treated as the equivalent of Legacy Infleqtion issuing stock for the net assets of CCX, accompanied by a recapitalization. The net assets of CCX were recorded at their historical cost, and no goodwill or other intangible assets were recorded. The Company’s consolidated financial statements following the Business Combination reflect the historical operations of Legacy Infleqtion. Reported shares and earnings per share prior to the Business Combination have been retroactively restated to reflect a defined exchange ratio of approximately
 0.34740312 (the “Exchange Ratio”) established at the Business Combination.
Emerging Growth Company
The Company is an Emerging Growth Company (“EGC”) as defined under the Securities Act, as modified by the Jumpstart Our Business Startups Act (“JOBS Act”), and may take advantage of certain exemptions from reporting and disclosure requirements that apply to other public companies that are not EGCs.

Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until such standards are applicable to private companies. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth
companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard, until such time the Company is no longer considered to be an emerging growth company. At times, the Company may elect to early adopt a new or amended standard.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in these condensed consolidated financial statements and the accompanying notes.
Significant estimates and judgments are inherent in the analysis and measurement of items including, but not limited to, the selection of the method to measure progress in the satisfaction of performance obligations in revenue arrangements recognized over time and the related estimate of total expected costs for the revenue arrangement, the useful lives of long-lived assets, the fair value of stock-based awards, the fair value of assets and liabilities acquired in business combinations, the fair value of contingent obligations and the fair value of assets and reporting units associated with impairment losses. Management bases its estimates and assumptions on current facts, historical experience, expectations, forecasts, trends and various other factors that are believed to be reasonable under the circumstances. Due to the inherent uncertainty involved in making estimates, actual results could differ materially from such estimates and assumptions.
Concentrations of Credit Risk and other Risks and Uncertainties
Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash and cash equivalents, available-for-sale
securities and accounts receivable. The Company’s cash and cash equivalents are deposited at high-credit-quality financial institutions. The Company’s deposit balances at these institutions routinely exceed federally insured limits. The Company has not experienced any credit losses relating to its cash and cash equivalents and does not believe there is exposure to any significant credit risk on such accounts. See the section below for further information on available-for-sale
securities.
The majority of the Company’s accounts receivable is derived from governmental institutions and commercial customers primarily located in the U.S., U.K., Australia and Japan. At March 31, 2026, two customers represented 74% and 19% of total accounts receivable, respectively. At December 31, 2025, one customer represented 78% of total accounts receivable. There have been no credit losses since the Company’s inception.
Significant customers are those that represent more than 10% of the Company’s total revenue. During the three months ended March 31, 2026, one customer represented 61% of total revenue. During the three months ended March 31, 2025, three customers represented 51%, 29%, and 10% of total revenue, respectively.
A significant portion of the Company’s resources are engaged in supplying services and technological equipment to the U.S. and U.K. governments and can be subject to certain business risks unique to being a government contractor. Sales to government entities may be affected by changes in procurement policies, turnover of key personnel, budget considerations, political developments abroad and other factors. In addition, the Company is subject to periodic compliance audits by the U.S. and U.K. governments.
The Company is also subject to the risks inherent in any technological business model, including the development of competing products and technologies and the related risk of obsolescence. The Company’s current focus is on research and development of quantum technology. However, the quantum technology industry is still in its early stage and the Company may not be successful in all of its research and development.
Accounting Pronouncements Recently Issued or Adopted
In November 2024, the FASB issued ASU
No. 2024-03,
Disaggregation of Income Statement Expenses
. This ASU requires additional disclosure of the nature of expenses included in the income statement. This ASU is effective for the Company for annual periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027, with the option to apply the ASU retrospectively. Early adoption is permitted. The Company is currently evaluating the extent of the impact of this ASU on the disclosures in the Company’s consolidated financial statements.

In November 2025, the FASB issued ASU
2025-06
, Targeted Improvements to the Accounting for
Internal-Use
Software,
which modernizes accounting for
internal-use
software development costs, aligning with evolving technology practices. This ASU is effective for the Company for annual periods beginning after December 15, 2027, and interim periods within those annual periods. Early adoption is permitted in an interim or annual reporting period in which financial statements have not yet been issued (or made available for issuance). If an entity early adopts in an interim reporting period, it must adopt as of the beginning of the annual reporting period that includes that interim reporting period. The Company is currently evaluating the extent of the impact of this ASU on the Company’s consolidated financial statements.
In December 2025, the FASB issued ASU
2025-10,
Accounting for Government Grants Received by Business Entities
, (“ASU
2025-10”)
which establishes guidance on the recognition, measurement and presentation of a government grant received by a business entity. GAAP did not provide such guidance, and many business entities have been analogizing to International Accounting Standard (“IAS”) 20 or other guidance when accounting for government grants. The ASU incorporates elements of IAS 20 into GAAP, modifying certain aspects of that standard’s scope, recognition threshold and other implementation guidance. This ASU is effective for the Company for annual periods beginning after December 15, 2029, and interim periods within those annual periods. Early adoption is permitted in an interim or annual reporting period in which financial statements have not yet been issued (or made available for issuance). If an entity early adopts in an interim reporting period, it must adopt as of the beginning of the annual reporting period that includes that interim reporting period. The Company is currently evaluating the extent of the impact of this ASU on the Company’s consolidated financial statements.
In December 2025, the FASB issued ASU 2025-11,
Interim Reporting (Topic 270): Narrow-Scope Improvements
(“ASU 2025-11”), which improves the guidance in Topic 270 by clarifying when the interim reporting guidance is applicable. The ASU establishes a disclosure principle that requires entities to disclose events and changes occurring since the end of the most recent annual reporting period that have a material impact on the entity. The amendments are intended to clarify existing interim reporting requirements and do not change the fundamental nature of interim reporting. This ASU is effective for the Company for interim reporting periods within fiscal years beginning after December 15, 2028. Early adoption is permitted in an interim or annual reporting period in which financial statements have not yet been issued (or made available for issuance). The Company is currently evaluating the impact of this ASU on the Company’s consolidated financial statements.
In December 2025, the FASB issued ASU 2025-12, Codification Improvements (“ASU 2025-12”), which provides targeted technical corrections and clarifications to the Accounting Standard Codification. The ASU addresses narrow-scope issues across multiple accounting topics. Among other items, the amendments clarify certain aspects of diluted earnings per share calculations when a loss from continuing operations exists. The ASU is effective for the Company for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. Early adoption is permitted in an interim or annual reporting period in which financial statements have not yet been issued (or made available for issuance). If an entity early adopts in an interim reporting period, it must adopt as of the beginning of the annual reporting period that includes that interim reporting period. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

Stock-Based Compensation
The Company accounts for stock-based compensation in accordance with ASC 718,
Compensation
 –
 Stock Compensation
. The Company’s stock-based compensation awards are all equity-classified and consist of stock options and restricted stock awards (“RSA”). The Company has sufficient authorized but unissued common shares to satisfy all of the outstanding warrants and stock-based compensation awards. At the Closing, all shares of convertible redeemable preferred stock were automatically surrendered and exchanged for the right to received shares of Common Stock; comparative periods reflect the historical capitalization structure. Stock-based compensation cost is measured based on the fair value of the awards as determined on the grant date. The Company recognizes stock-based compensation expense using the graded attribution method in which expense is recognized on a straight-line basis over the requisite service period for each separately vesting portion of the stock option or RSA as if the award was, in substance, multiple awards. The Company accounts for forfeitures as they occur.
The fair value of each stock option is determined on the date of grant using the Black-Scholes option-pricing model, which requires the use of accounting judgment and financial estimates, including estimates of the fair value of the underlying Legacy Infleqtion common stock and the fair value of the Company’s Common Stock (as further described below), the expected term, estimated volatility, risk-free interest rate and expected dividend yield. The fair value of restricted stock awards is determined based on the fair market value of the Company’s Common Stock on the grant date.
Prior to the Closing, Legacy Infleqtion’s common stock was not publicly traded and therefore quoted market prices were not available. Accordingly, fair market value was determined by the Company’s Board of Directors (the “Board”), through an independent third-party valuation using a probability weighted expected return method. The valuation considers several factors requiring extensive use of judgement, including recently completed equity transactions, historical and forecasted financial performance, selection of peer companies, the estimated value and probability of future equity transactions, including the likelihood of the consummation of the Business Combination, and other relevant qualitative and quantitative inputs. After the Closing, the quoted market price of the Company’s publicly traded common stock is used as the fair value of the Common Stock.
Fair Value Measurements
The carrying value of certain financial instruments held by the Company are measured at fair value on a recurring basis. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.
The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible. The Company determines the fair value of its financial instruments based on assumptions that market participants would use in pricing an asset or liability in the principal or most advantageous market. As a basis for considering such assumptions, the following hierarchy lists three levels of fair value based on the extent to which inputs used in measuring fair value are observable in the market:

•	Level 1 – Observable inputs such as quoted prices (unadjusted) in active markets that are accessible at the measurement date for identical assets or liabilities;

•
Level
 2
– Observable inputs such as quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, or model-derived valuations whose significant inputs are observable; and

•	Level 3 – Unobservable inputs that are significant to the measurement of fair value but are supported by little to no market data, requiring the Company to develop its own assumptions.
Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurements. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and consideration of factors specific to the asset or liability.
Changes in assumptions or in market conditions could significantly affect the estimates. The Company determines whether transfers have occurred between levels in the fair value hierarchy by reassessing the inputs used in determining fair value at the end of each reporting period.

1
1

The following tables set forth the fair value of financial instruments that were measured at fair value on a recurring basis (in thousands):

	As of March 31, 2026
	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents
Short-term investments	$51,889	$—	$—	$51,889
Money market funds	$27,444	$—	$—	$27,444
Available-for-sale securities
U.S. Treasury securities	$127,935			$127,935
Corporate debt securities	$—	$356,048	$—	$356,048

Total financial assets	$207,268	$356,048	$—	$563,316

Financial Liabilities:
Contingent obligation	$2,447	$—	$—	$2,447

Total financial assets	$2,447	$—	$—	$2,447

	As of December 31, 2025
	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents
Short-term investments	$—	$—	$—	$—
Money market funds	$6,157	$—	$—	$6,157
Available-for-sale securities
U.S. Treasury securities	$12,076			$12,076
Corporate debt securities	$39,399	$—	$—	$39,399

Total financial assets	$57,632	$—	$—	$57,632

Financial Liabilities:
Contingent obligation	$—	$—	$1,828	$1,828

Total financial liabilities	$—	$—	$1,828	$1,828

There was a transfer out of Level 3 of the fair value hierarchy during the three months ended
March
31, 2026, as described
below
.
Prior to the Closing, the Company’s contingent obligation was classified within Level 3 of the fair value hierarchy and remeasured at fair value at each reporting date during 2025. The fair value measurement relied primarily on the estimated fair value of the Company’s stock, which was not publicly traded. Estimating the fair value of the Company’s Common Stock required management to assess the probability-weighted outcomes associated with remaining a private company and completing a Business Combination at each measurement date.
Subsequent to the Closing, the contingent obligation is classified within Level 1 of the fair value hierarchy based on the quoted market price of the Company’s Common Stock. Refer to Note 9 –
Commitments and Contingencies
for information regarding the nature and accounting of the contingent obligation.
The Company’s money market funds, presented within cash and cash equivalents on the condensed consolidated balance sheets, are classified within Level 1 of the fair value hierarchy as the fair value is based on quoted prices in active markets. The Company’s available-for-sale
securities are classified within Level 1 and Level 2 of the fair value hierarchy. Level 1 fair values are based on quoted prices in active markets for identical assets, and Level 2 fair values are based on observable market inputs.
The Company’s financial assets and liabilities that are not measured at fair value on a recurring basis consist of cash and cash equivalents (excluding the short-term investments and money markets funds in the table above), accounts receivable, accounts payable, accrued liabilities and deferred consideration payable. The carrying amounts of these financial assets and liabilities approximate their fair value due to the short-term nature of these instruments.
The Company’s
non-financial
assets, which primarily consist of property and equipment, goodwill and intangible assets, are not required to be measured at fair value on a recurring basis and instead are reported at their cost basis. However, on a periodic basis whenever events or changes in circumstances indicate that their carrying amount may not be fully recoverable, non-financial
assets are assessed for impairment. The fair value measurements, in such instances, are based on market participant assumptions which would fall within Level 3 of the fair value hierarchy.

2. Revenue Recognition
The Company recognizes revenue at a point in time or over time consistent with how it satisfies its performance obligations and transfers control to its customers. Revenue from point-in-time
contracts was
$0.9 million and $1.0 million for the three months ended March 31, 2026 and 2025, respectively. Revenue from over-time contracts was $8.6 million and $7.3 million for the three months ended March 31, 2026 and 2025, respectively.
A receivable is recorded when the Company has an unconditional right to receive payment based on the satisfaction of performance obligations. Amounts for which the Company’s right to consideration is conditional upon factors other than the passage of time are recorded as contract assets. The balance of accounts receivable was $6.9 million and $9.5 million as of March 31, 2026 and December 31, 2025, respectively as shown on the condensed consolidated balance sheet.
A reconciliation of the beginning and ending balances of contract assets, unbilled receivables and contract liabilities for the period is shown in the table below (in thousands):

	Unbilled Receivables	Contract Assets	Contract Liabilities
As of December 31, 2025	$4,734	$201	$6,871
Unbilled receivables additions	9,114	—	—
Contract assets additions	—	218	—
Amounts transferred to receivables	(8,869)	(330)	—
Customer advance payments	—	—	3,457
Revenue recognized	—	—	(1,386)

As of March 31, 2026	$4,979	$89	$8,942

The Company expects to recognize revenue of $17.2 million, $2.2 million, and $0.1 million from remaining performance obligations that are unsatisfied (or partially unsatisfied) for non-cancelable
contracts in the years ending December 31, 2026, December 31, 2027, and thereafter, respectively. The increase in contract assets, unbilled receivables and contract liabilities from 2025 to 2026 were primarily driven by the timing of revenue recognition, customer billings and advance payments associated with the increased revenue activity during the year.
Disaggregated Revenue
Revenue from government customers comprised 85% and 84% of total revenue for the three months ended March 31, 2026 and 2025, respectively.
The Company’s revenues disaggregated by customer location is as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
United States	$6,653	$4,692
United Kingdom	1,545	2,450
Japan	251	852
Australia	525	271
Other	487	38

Total revenue	$9,461	$8,303

3. Business Combination
On February 13, 2026, CCX consummated the Business Combination with Legacy Infleqtion pursuant to the Merger Agreement dated September 8, 2025. At the Closing of the Business
Combination, each issued and outstanding share of Legacy Infleqtion common stock, preferred stock and restricted stock was automatically surrendered and exchanged for the right to receive shares of CCX common stock, par value $0.0001 per share, based on the Exchange Ratio, representing the Company’s Common Stock after the Closing. Immediately following the Business Combination, there were 216,471,927 shares of the Company’s Common Stock and 10,424,967 warrants outstanding.

Substantially concurrently with the Closing, pursuant to the subscription agreements entered into on September 8, 2025, by and among CCX and certain investors (collectively, the “PIPE Investors”), the Company issued and sold to the PIPE Investors an aggregate of 12,654,760 shares of the Company’s Common Stock for an aggregate purchase price of $126.5 million.
The following table summarizes the proceeds from the Business Combination for the three months ended March 31, 2026 (in thousands
):

Cash - CCX trust and cash, net of redemptions and SPAC service provider fees	$401,618
Cash - PIPE investors	126,548

Proceeds from Business Combination, net of redemptions	$528,166
Less: equity issuance costs paid at closing	(1,804)
Less: equity issuance costs incurred prior to closing	(7,494)
Net cash from the Business Combination recorded on the condensed consolidated stockholders’ equity (deficit)	$518,868

The number of shares of Common Stock issued immediately following the consummation of the Business Combination:

Number of Shares
Legacy Infleqtion stockholders	151,804,988
Founder Shares	10,650,000
CCX public stockholders	41,362,179
PIPE Investors	12,654,760

Total shares of Common Stock immediately after Business Combination	216,471,927

Transaction Costs
Transaction costs consisted of direct legal, consulting, audit-related and other professional fees related to the consummation of the Business Combination. Upon the Closing, total transaction costs directly related to the issuance of shares of Common Stock totaling $9.3 million were recognized as a reduction of additional paid-in
capital. Of these costs, $7.5 million were previously incurred by Legacy Infleqtion and capitalized as deferred offering costs and recorded in prepaid expenses and other current assets on the consolidated balance sheets. Certain other costs associated with the Business Combination of $11.5 million did not qualify for capitalization and were expensed as selling, general and administrative expenses in the condensed consolidated statement of operations and comprehensive loss during the three months ended March 31, 2026.
4.
Available-for-sale
Securities
The following table summarizes the unrealized positions of the Company’s available-for-sale
securities disaggregated by class of instrument as of March 31, 2026 and December 31, 2025 (in thousands):

	As of March 31, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
US Treasury Securities	$128,074	$14	$(154)	$127,934
Corporate Debt	356,651	13	(615)	356,049

Total	$484,725	$27	$(769)	$483,983

	As of December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
US Treasury Securities	$12,043	$33	$—	$12,076
Corporate Debt	39,292	107	—	39,399

Total	$51,335	$140	$—	$51,475

The following table provides the amortized cost and fair value of the Company’s available-for-sale
securities by contractual maturity as of March 31, 2026 and December 31, 2025 (in thousands):

	As of March 31, 2026
	Amortized Cost	Fair Value
Maturing within one year	$359,214	$358,866
Maturing after one through two years	$125,511	125,117

Total	$484,725	$483,983

	As of December 31, 2025
	Amortized Cost	Fair Value
Maturing within one year	$34,244	$34,318
Maturing after one through two years	17,091	17,157

Total	$51,335	$51,475

Amortized cost includes accrued interest receivable on available-for-sale debt securities. There were no realized gains or losses on available-for-sale securities during the three months ended March 31, 2026 and 2025.
For marketable securities classified as
available-for-sale
that are in an unrealized loss position as of the balance sheet date, the Company assesses whether or not it intends to sell the security, or more-likely-than-not
will be required to sell the security, before recovery of its amortized cost basis which would require a write-down to fair value through net loss. As of March 31, 2026 certain available-for-sale
securities were in an unrealized loss position. The Company has evaluated these securities and determined that the unrealized losses are primarily attributable to changes in interest rates and other market factors rather than credit-related factors. The Company does not intend to sell these securities before recovery of their amortized cost basis. As of December 31, 2025, there were no available-for-sale
debt securities in a loss position. An allowance for credit losses was not deemed necessary related to available-for-sale
securities as of March 31, 2026 and December 31, 2025.
Refer to Note 1 –
Summary of Operations and Significant Accounting Policies (Fair Value Measurements)
for the Company’s valuation techniques and fair value hierarchy disclosures.
5. Inventories
Major classifications of inventories are as follows (in thousands):

	As of
	March 31, 2026	December 31, 2025
Raw materials	$2,376	$2,930
Work-in-process	2,248	1,369
Finished goods	245	—

Total inventories	$4,869	$4,299

6. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	As of
	March 31, 2026	December 31, 2025
Prepaid insurance	$1,914	$48
Prepaid expenses	1,893	2,786
Grant receivable	696	562
Contract assets	89	201
Other current assets	38	55
Deferred offering costs	—	6,384

Total prepaid expenses and other current assets	$4,630	$10,036

7. Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	As of
	March 31, 2026	December 31, 2025
Computers and equipment	$12,195	$12,030
Quantum computer	3,614	3,614
Leasehold improvements	1,428	1,432
Furniture and fixtures	409	390
Software and website	1,381	1,381

Total property and equipment	19,027	18,847
Accumulated depreciation and amortization	(11,504)	(10,598)

Total property and equipment, net of depreciation	7,523	8,249
Assets not in service	522	425

Total property and equipment, net	$8,045	$8,674

For the three months ended March 31, 2026 and 2025, depreciation and amortization expenses were $0.9 million and $0.7 million, respectively.
8. Accrued Liabilities
Accrued liabilities consisted of the following (in
thousands
):

	As of
	March 31, 2026	December 31, 2025
Accrued compensation and benefits	$2,747	$3,680
Goods and services received, not yet invoiced	3,444	1,847
Accrued contingent obligation	2,447	1,828
Other accruals	379	524
Accrued offering costs	786	731

Total accrued liabilities	$9,803	$8,610

9. Commitments and Contingencies
Contingent Obligations
On January 25, 2024, the Company acquired 100% of the equity of Morton (the “Morton Acquisition”). Morton specialized in the development and manufacturing of advanced silicon photonics-based component and sub-system
technologies. The acquisition date fair value purchase consideration of $3.9 million consisted of $2.6 million of cash, $0.4 million of common stock, $0.4 million of contingent consideration and $0.5 million of other payments and adjustments.
In May 2025, the Company amended the equity purchase agreement related to the Morton Acquisition. The amendment added new milestones that, if achieved, requires the Company to make the remaining contingent cash payments of approximately $0.2 million and results in the vesting of the remaining 569,444 outstanding shares of restricted common stock.
The contingent obligation is classified as a liability, initially measured at fair value upon assessment of the likelihood that the related milestones would be achieved and subsequently remeasured at fair value each reporting period, with changes recognized in earnings. Refer to Note 1 –
Summary of Operations and Significant Accounting Policies
(Fair Value Measurements) for information regarding the valuation methodology and inputs used in measuring the contingent obligation. In the fourth quarter of 2025, certain milestones were achieved, and the Company settled
$2.3 million of the contingent obligation, consisting of $0.1 million in cash payments and the vesting of 329,678 shares of restricted common stock with an estimated fair value of $2.2 million. During the three months ended March 31, 2026, a total of $0.6 million of selling, general and administrative expenses related to the contingent obligation was recognized in the condensed consolidated statement of operations and comprehensive loss based upon the change in the fair value of the unvested shares of Common Stock during the period. The remaining balance of the contingent obligation included in accrued liabilities on the condensed consolidated balance sheet was $2.4 million as of March 31, 2026.
In January 2024, the Company completed the SiNoptiq asset acquisition. The asset acquisition provides for contingent payments to the sellers of up to $1.5 million in cash and 512,092 restricted shares of Series B convertible redeemable preferred stock for achieving certain sales-and development-based milestones. The rights to these contingent payments expire on January 26, 2028. At the acquisition date, the Company assessed the likelihood of the contingencies to be met as not probable and does not expect this assessment to change. Additional information regarding the SiNoptiq asset acquisition and related contingent consideration is provided in Note 6 to the Company’s consolidated financial statements for the year ended December 31, 2025 included in the Current Report on Form 8-K/A that the Company filed with the SEC on March 31, 2026.

Indemnification
In the ordinary course of business, the Company enters into contractual arrangements under which it may agree to indemnify the counterparties from any losses incurred relating to breach of representation, failure to perform or claims and losses arising from certain events as outlined within the particular contract. The Company has also entered into indemnification agreements with certain of its officers and directors.
The Company’s maximum exposure under such indemnities is unknown and has not been estimated, as this would involve future claims that may be made against the Company that have not occurred. To date, the Company has not made any payments related to these indemnities and believes the risk of material obligations under these indemnities to be remote. Accordingly, the Company has not accrued any liabilities related to such indemnification obligations in the condensed consolidated financial statements.
Legal Matters
From time to time, the Company may become involved in certain legal proceedings and claims incidental to the normal course of its business. As of March 31, 2026 and December 31, 2025, management is not aware of any pending or threatened litigation that could have a material impact on the condensed consolidated financial statements.
Exclusive License Agreement with University of Wisconsin
In October 2019, the Company entered into an exclusive license agreement with the Wisconsin Alumni Research Foundation (WARF) (the WARF License Agreement). Under the WARF License Agreement, the Company is granted an exclusive (subject to standard carve-outs), worldwide, sub-licensable
license, in all fields, to make, have made, use, have used, offer for sale, sell, have sold and import products and services that would be covered by the patents listed in the WARF License Agreement. The WARF License Agreement provides the Company with exclusive rights to the listed patents, subject to certain WARF reservations.
In consideration for the rights granted under the WARF License Agreement, the Company paid a $50 thousand upfront license fee. The Company is also obligated to pay earned royalties on net sales of products, including pass-through sales-based royalties on sublicensee sales, a sublicense consideration percentage for sublicenses executed on or before December 31, 2022, and annual minimum royalties per calendar year. These minimum royalties are first due within the Company’s fiscal year 2026 and are creditable against that year’s earned royalties. During the three months ended March 31, 2026, the Company paid $25 thousand in minimum royalties.
Exclusive License Agreement with University of Colorado
In June 2021, the Company entered into an exclusive license agreement with the Regents of the University of Colorado (the “Exclusive CU License Agreement”). Under the Exclusive CU License Agreement, the Company is granted an exclusive (subject to standard carve-outs), worldwide, sub-licensable
license, in all fields, to make, have made, use, have used, offer for sale, sell, have sold and import products and services that would be covered by the patents listed in the Exclusive CU License Agreement.
The Exclusive CU License Agreement provides the Company with exclusive rights to the listed patent portfolio in all fields, subject to (a) reserved rights for CU and other non-profit
employers of the inventors and authors of the licensed patents and software and other research institutions to use the inventions for research, education, clinical and non-commercial
purposes and (b) U.S. Government rights in federally funded intellectual property under the Bayh-Dole Act and other regulations.
In consideration for the rights granted under the Exclusive CU License Agreement, the Company paid a $130 thousand license fee, and will pay annual license maintenance fees (creditable against royalties), a royalty on net sales of non-software
products in the low single digits, with royalties on sales to the government fluctuating by a single digit percentage, depending on volume, a royalty on net sales of licensed software products in the mid-single
digits and a sublicense revenue percentage share in the low double digits for sublicenses (with higher rates for sublicenses executed in the first or second year).
Non-Exclusive
License Agreement with the University of Colorado
In February 2012, the Company entered into a
non-exclusive
license agreement with the Regents of the University of Colorado (the
“Non-Exclusive
CU License Agreement”), as amended. Under the
Non-Exclusive
CU License Agreement, the Company is granted a
non-exclusive,
worldwide license, in all fields to make, use, sell, offer for sale, lease and import products and processes that would infringe certain licensed patents co-owned
with, or solely owned by, SRI International, Inc. listed in the
Non-Exclusive
CU License Agreement. The
Non-Exclusive
CU License Agreement also grants the Company to CU’s know how related to such patents. The license grant in the preceding sentence is exclusive as to CU’s interests in the patents listed in the
Non-Exclusive
CU License Agreement. The
Non-Exclusive
CU License Agreement is predicated on an inter-institutional agreement, pursuant to which the CU obtained the right to grant us the licenses under the
Non-Exclusive
CU License Agreement from SRI International, Inc.

The
Non-Exclusive
CU License Agreement provides the Company rights to the listed patent portfolio subject to reserved rights for CU to the Company’s own research and education, SRI International’s rights to the patents and U.S. Government rights under the Bayh-Dole Act and other regulations. In consideration for the rights granted under the
Non-Exclusive
CU License Agreement, the Company will pay a royalty on net sales.
10. Convertible Redeemable Preferred Stock
Prior to the Closing, Legacy Infleqtion had 383,532,609
shares of convertible redeemable preferred stock outstanding, each convertible into shares of Legacy Infleqtion’s common stock on a one to one basis at the option of the holder, at any time and without the payment of additional consideration. Upon the Closing, all outstanding shares of preferred stock were automatically surrendered and exchanged and surrendered for the right to receive
133,240,425
shares of the Company’s Common Stock based on the Exchange Ratio. As of March 31, 2026
, no
shares of convertible redeemable preferred stock were outstanding.
The following table summarizes the exchange of Legacy Infleqtion’s convertible redeemable preferred stock upon the Closing:

Legacy Infleqtion Convertible Redeemable Preferred Stock	Shares Outstanding Before Closing	Common Stock Issued at Closing
Preferred Stock Series Seed	24,871,033	8,640,274
Preferred Stock Series Seed II	27,499,984	9,553,580
Preferred Stock Series A	101,515,976	35,266,967
Preferred Stock Series B	113,956,319	39,588,781
Preferred Stock Series B-1	32,419,574	11,262,661
Preferred Stock Series C	60,399,952	20,983,132
Preferred Stock Series C-1	22,869,771	7,945,030

Totals	383,532,609	133,240,425

11. Stockholders’ Equity
On February 17, 2026, the Company’s Common Stock and Public Warrants began trading on the NYSE. Pursuant to the terms of the Company’s amended and restated certificate of incorporation, the Company is authorized to issue 1,400,000,000
of common stock, par value
 $0.0001
per share (“Common Stock”),
and 100,000,000
shares of preferred stock, par value
of $0.0001 per share.
Common Stock
Holders of Common Stock are entitled to one vote for each share of Common Stock held at all meetings of stockholders. The number of authorized shares of Common Stock may be increased or decreased by the affirmative vote of the majority of holders of outstanding shares of the Company’s capital stock.
Subject to preferences that may apply to any shares of preferred stock outstanding at the time, the holders of Common Stock are entitled to receive dividends, if any, as may be declared from time to time by the Board, out of legally available funds. Common Stock is not entitled to preemptive, conversion or subscription rights, and is not subject to redemption or sinking fund provisions. Each holder is entitled to one vote per share on any matter that is submitted to a vote of the Company’s stockholders, including the election of directors, and does not have cumulative voting rights in the election of directors. If the Company becomes subject to a liquidation, dissolution or winding-up,
the net assets legally available for distribution to stockholders would be distributable ratably among the holders of Common Stock.
As of March 31, 2026 the Company had 216,471,927 shares of Common Stock issued and outstanding.
Preferred Stock
As of March 31, 2026 there were no shares of preferred stock issued or outstanding. The voting, dividend and liquidation rights of the holders of the Common Stock are subject to and qualified by the rights of the holders of the preferred stock of any series as may be designated by the Board upon any issuance of preferred stock of any series.
Warrants
As of March 31, 2026, the Company had 10,424,967 warrants outstanding. As part of its initial public offering (“IPO”), CCX issued 41,400,000 units, each of which consisted of one Class A Ordinary Share of CCX, par value $0.0001
per share (“Class A Ordinary Shares”), and
one-quarter
of one redeemable warrant (the “Public Warrants”). Simultaneously with the closing of the IPO, CCX completed the sale of 300,000
pr
ivate
units, each of which consisted of one Class A Ordinary Share and one-quarter
of one warrant. At Closing, all of the units previously issued separated into their component parts of one Class A Ordinary
Share and one-quarter of
one whole warrant. Immediately thereafter, a mandatory exchange of the Class A Ordinary Shares for shares of Common Stock was effected, on a one-for-one basis
and each then-issued and outstanding warrant to acquire Class A Ordinary Shares converted automatically into a warrant to acquire a corresponding number of shares of Common Stock, on a one-for-one basis. On February 13, 2026, the units, the Class A Ordinary Shares and the Public Warrants ceased trading on The Nasdaq Capital Market, and subsequently, following the Closing of the Business Combination, the Company’s Common Stock and Public Warrants began trading on the NYSE.

Each whole warrant entitles the holder to purchase one share of the Company’s Common Stock at an exercise price of $11.50 per share, subject to adjustment. The warrants became exercisable beginning 30
days after the consummation of the Company’s Business Combination. The Public Warrants will expire February 13, 2031, or earlier upon redemption or liquidation, while the private placement warrants do not expire except upon liquidation.
The Company may redeem the Public Warrants for $0.01 per warrant, at its option, at any time during the period in which the Public Warrants are exercisable, if the reported last sale price of the Company’s Common Stock equals or exceeds $18.00 per share for the specified trading period and other conditions are met.
Founder Shares
At the Closing, the Company had 10,350,000 shares of common stock (the “Founder Shares”) originally issued to Churchill Sponsor X, LLC (the “Sponsor”) outstanding, all of which were entitled to vote. In addition, 300,000 private placement units were issued to the Sponsor as part of a private placement. Pursuant to an agreement with the Sponsor, 1,500,000 of the Founder Shares became subject to earnout provisions and were unvested as of the Closing. The unvested Founder Shares will vest only if, within five years after closing, either (i) the volume weighted average price of the Common Stock equals or exceeds $12.00 per share for any 15 trading days within any 180 consecutive trading day period or (ii) a change of control occurs in which the per-share price
received or implied is at least $12.00. If such conditions are not satisfied within the applicable period, the unvested Founder Shares will be forfeited for no consideration.
12. Stock-Based Compensation
Stock Incentive Plan
Prior to the Closing, Legacy Infleqtion maintained its 2017 Stock Incentive Plan (the “2017 Plan”), under which it granted stock options and restricted stock awards to purchase or directly issue shares of common stock to employees, officers, directors, consultants and advisors. Upon the Closing, outstanding awards under the 2017 Plan were assumed by the Company and converted into awards exercisable for shares of the Company’s Common Stock using the Exchange Ratio. Prior to the Closing 53,165,588 shares of common stock were reserved for issuance under the 2017 Plan. No new awards may be granted under the 2017 Plan following the Closing.
On February 12, 2026, the Company’s stockholders approved the Infleqtion, Inc. 2026 Equity Incentive Plan (the “2026 Plan”), which was ratified by the Board on February 13, 2026. The 2026 Plan permits the granting of stock options, restricted stock awards and other equity-based awards to employees, directors, and consultants. As of March
 31, 2026,
33,419,882
shares of common stock were reserved for issuance under the 2026 Plan.
Stock Options
The following table summarizes the Company’s stock option activity (in thousands, except share and per share amounts):

	Number of Options	Weighted Avg Exercise Price	Weighted Avg Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2025	31,294,637	$0.66	6.29	$203,535
Granted	4,747,467	13.22
Exercised	(1,115,549)	0.70
Forfeited/Cancelled	(352,526)	6.63

Outstanding as of March 31, 2026	34,574,029	$2.33	6.91	$274,381

	As of March 31, 2026
Exercisable	25,064,895	$0.65	6.15	$230,164
The aggregate intrinsic value in the table above represents the difference between the exercise price of the underlying stock options and the fair value of the Company’s Common Stock for the respective date. The total intrinsic value of options exercised during the three months ended March 31, 2026 was
$7.2
million. The total grant date fair value of options vested during the three months ended March 31, 2026 was
$2.4
million.
Restricted Stock
During the three months ended March 31, 2026, certain restricted shares issued in connection with the Morton Acquisition vested upon the achievement of specified contingent payment milestones. See Note 9 –
Commitments and Contingencies
for additional information regarding the contingent payment arrangement.

The table below presents the activity of the restricted stock awards (“RSAs”):

	RSAs Outstanding	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2025	419,590	$0.89
Granted	—	—
Vested	(179,825)	0.89
Forfeited	—	—

Unvested as of March 31, 2026	239,765	$0.89

Compensation Cost
Total stock-based compensation expense is included within the condensed consolidated statement of operations and comprehensive loss as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Cost of revenue	$1,017	$92
Research and development	2,414	72
Selling, general and administrative	4,862	954

Total stock-based compensation expense	$8,293	$1,118

Unvested Stock Options and RSAs
As of March 31, 2026, unrecognized stock-based compensation expense related to unvested stock option awards was $45.2 million, which the Company expects to recognize over a weighted-average period of 3.62 years.
Unrecognized stock-based compensation expense related to unvested restricted stock awards as of March 31, 2026 was nil. The remaining unvested restricted awards relate to the Morton
A
cquisition and are not recognized as compensation expense. See
Note 9
– Commitments and Contingencies for additional information regarding the contingent obligation.
13. Income Taxes
The Company recorded no income tax provision for the three months ended March 31, 2026 and 2025, because of anticipated losses for the fiscal year 2026 and actual losses incurred in 2025.
The Company estimates its annual effective income tax rate in recording its quarterly provision for income taxes in the various jurisdictions in which it operates. The Company recorded no income tax expense for the three months ended March 31, 2026, because the Company expects to incur a tax loss in the current year. Similarly, no income tax expense was recognized for the year ended December 31, 2025.
The Company had a
net
deferred tax asset of $52.3 million and $45.7
million at March 31, 2026 and December 31, 2025, respectively.
Realization
of the deferred tax asset is dependent, in part, on generating sufficient taxable income. The Company has recorded a
100% valuation allowance against the net deferred tax asset because future realization of these assets is not assured.
On July 4, 2025, President Trump signed the One Big Beautiful Bill Act (“OBBBA”) into law. This act makes permanent key elements of the Tax Cuts and Jobs Act, including

100
%
bonus depreciation, domestic research cost expensing, and the business interest expense limitation. According to ASC 740,
Income Taxes
, the effects of changes in tax rates and laws on deferred tax balances must be recognized in the period in which the legislation is enacted. The Company has evaluated the provisions of the Act and determined that it did not have a material impact on the Company’s condensed consolidated financial statements through March 31, 2026, nor does the Company currently anticipate that the OBBBA will have a material impact on its consolidated financial statements in the future.
Authoritative guidance for uncertainty in income taxes requires that the Company recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an examination. The Company has reviewed its tax positions and determined there were no uncertain tax positions requiring recognition in the consolidated financial statements.
The Company has not recorded any interest or penalties associated with unrecognized tax benefits for the three months ended March 31, 2026, or for the year ended December 31, 2025.

14. Related Party
Transactions
Transactions with Universities
University of Colorado-Boulder
The Company considers the University of Colorado-Boulder to be a related party because the Company’s
Co-Founder
and Chief Science Officer concurrently serves as a professor at the University of Colorado-Boulder. The Company sponsors research projects and utilizes laboratory equipment at the University of Colorado-Boulder. Under these contracts, the Company recognized no service revenue, and cost of services of $4 thousand and $17 thousand during the three months ended March 31, 2026 and 2025, respectively. Expenses relate to research and development and use of laboratory equipment. There were no accounts receivable or accrued liabilities outstanding as of March 31, 2026 and December 31, 2025.
University of Wisconsin-Madison
The Company’s Chief Scientist for Quantum Information concurrently serves as a professor at the University of Wisconsin-Madison. In his role as a researcher and professor at the university, he has been granted patents held by WARF. Additionally, in June 2016, the Company entered into a research agreement with the Board of Regents of the University of Wisconsin System on behalf of the University of Wisconsin-Madison to provide research, data and findings in accordance with the terms of the contract and subsequent amendments. The Company recorded $138 thousand and $125 thousand of research and development expenses in each of the three months ended March 31, 2026 and 2025, respectively. Total accrued liabilities of $0.1 million and $0.3 million were outstanding as of March 31, 2026 and December 31, 2025, respectively. As of March 31, 2026, the Company had incurred $4.6 million of its total $5.1 million committed funding.
Other Transactions
The Company entered into a consulting agreement with the spouse of a member of the Company’s management to provide consulting services on various research and development and customer contracts. The Company paid $20 thousand for three months ended March 31, 2025. No such expenses were incurred for the three months ended March 31, 2026. There were no accounts payable outstanding as of March 31, 2026 and December 31, 2025.
The Company occasionally enters into consulting agreements with members of the Company’s Board of Directors and/or investors in the Company to serve in executive roles based on the business’ needs. In 2025, the Compan
y
 entered into a consulting agreement with Grant Dollens, a member of Legacy Infleqtion’s Board of Directors and the previous Interim Chief Financial Officer of Infleqtion. Under the terms of the agreement, Mr. Dollens provided financial and accounting services to the
Company
and received compensation at a rate of $15 thousand per month. The consulting agreement with Mr. Dollens ended in the fourth quarter of 2025 upon the Company hiring its current Chief Financial Officer. Under this agreement, the Company paid Mr. Dollens $36 thousand and $0 for the three months ended March 31, 2026 and 2025, respectively. Total accounts payable of $0 and $36 thousand were outstanding as of March 31, 2026 and December 31, 2025, respectively.
During 2025, the Company engaged DRS Daylight Solutions, Inc., (“DRS Daylight”) to provide engineering and programming services to the Company. At that time, Mr. Day was a member of Legacy Infleqtion’s Board of Director and served as an executive of DRS Daylight. Mr. Day subsequently departed DRS Daylight and joined Monarch Quantum, a company controlled by Mr. Day, and the Company transitioned the services agreement to Monarch. Mr. Day resigned from the Board in the fourth quarter of 2025. Under the terms of these arrangements, Mr. Day provided engineering and programming services to the Company. The Company paid $2.6 million and $0 during the three months ended March 31, 2026 and 2025, respectively. Total accounts payable of $0.7 million and $1.8 million is outstanding as of March 31, 2026 and December 31, 2025, respectively.
On December 21, 2025, Eric Bjornholt was appointed to the Company’s Board of Directors. Mr. Bjornholt serves as the Chief Financial Officer of Microchip Technology Inc. During the year ended December 31, 2025, the Company purchased laboratory equipment from Microchip Technology Inc. The Company paid $64 thousand and $0 in the three months ended March 31, 2026 and 2025, respectively. Total accounts payable of $0 and $64 thousand were outstanding as of March 31, 2026 and December 31, 2025, respectively.
15. Loss Per Share
Basic net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding for the period. The following table sets forth the computation of basic net loss per share attributable to common stockholders (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2026	2025
Numerator:
Net loss attributable to common stockholders	$(30,263)	$(5,985)
Denominator:
Weighted average shares used in computing net loss per share attributable to common stockholders – basic	118,162,332	14,737,927

Net loss per share attributable to common stockholders	$(0.26)	$(0.41)

Diluted net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding in the basic net loss per share calculation plus the number of potential shares of common stock that would be issued assuming exercise or conversion of all potentially dilutive securities. For the three months ended March 31, 2026 and 2025, diluted net loss per share is the same as basic net loss per share as the inclusion of potentially dilutive shares would have been anti-dilutive.
The following table summarizes the outstanding shares of potentially dilutive securities that were excluded from the computation of diluted net loss
per share attributable to common stockholders, as their effect would be anti-dilutive:

	Three Months Ended March 31,
	2026	2025
Common stock options outstanding	34,574,029	32,654,446
Convertible redeemable preferred stock outstanding	—	119,382,162
Unvested restricted stock awards	239,766	929,093
Founder Shares	1,500,000	—
Warrants to purchase common stock	10,424,967	—

Total	46,738,762	152,965,701

The restricted stock awards and Founder Shares, while legally outstanding, are not considered participating securities as any rights to dividends during the vesting period are forfeitable. The warrants are also not participating securities, as holders do not have rights to receive dividends or dividend equivalents unless and until the warrants are exercised.
16. Segment Information
The Company derives revenues from customers by providing quantum computing solutions to its government and commercial customers from multiple locations throughout the world, but manages the business activities on a consolidated basis. The Company’s
Chief Executive Officer
is the chief operating decision maker (“CODM”). Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by CODM.
The CODM reviews financial information on a consolidated basis for the purposes of making operating decisions, allocating resources and evaluating financial performance. Accordingly, the Company determined that it operates in a single
operating and reportable segment.
The measure used by the CODM to assess performance and make operating decisions is net income or loss as reported on the condensed consolidated statements of operations and comprehensive loss. The Company’s condensed consolidated net income or loss is used by the CODM to identify underlying trends in the performance of the business and compare the Company’s financial performance against competitors.
Significant expense categories reviewed by the CODM include cost of revenue, research and development and selling, general and administrative expenses. Other segment items consist of the remaining income and expense items presented in the condensed consolidated statement of operations and comprehensive loss. Total assets reviewed by the CODM are those presented on the condensed consolidated balance sheets and purchases of property and equipment reviewed by the CODM are those reported on the condensed consolidated statements of cash flows.
Refer to Note 1 –
Summary of Operations and Significant Accounting Policies
for information regarding significant customer concentrations and Note 2 –
Revenue Recognition
for revenue by geographic area.
17. Subsequent Events
The Company has evaluated subsequent events through the date the condensed consolidated financial statements were issued for disclosure
or recognition within these financial statements and no items requiring disclosures were identified except for the events identified below.
Lease Amendment
In April 2026, the Company executed an amendment to its operating lease for its Louisville, Colorado facility. The amendment increases the leased premises by approximately 68,000 square feet and extends the lease expiration date from March 31, 2030 to August 31, 2037.
Incremental lease payments associated with the amendment total approximately $25 million over the extended term. The Company is currently evaluating the impact of the amendment on the condensed consolidated financial statements.
As this amendment occurred after March 31, 2026, the Company has not recorded any related right-of-use

assets or lease liabilities in the accompanying condensed consolidated financial statements.

Earnout Trigger for Founder Shares
In April 2026, the market-based vesting condition associated with 1,500,000 unvested Founder Shares was satisfied, as the volume weighted average price of the Company’s Common Stock met or exceeded $12.00 per share for the requisite trading period. Accordingly, these Founder Shares vested in full subsequent to period end.
Upon vesting, the Founder Shares are no longer subject to forfeiture and are considered outstanding for purposes of calculating loss per share.

2
3

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the financial condition and results of operations of Infleqtion, Inc. (and its predecessor operations, ColdQuanta, Inc. (d/b/a Infleqtion) (“Legacy Infleqtion”, collectively referred to as the “Company,” “we,”“us,” or “our” should be read together with our unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto and Management’ Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended December 31, 2025, included in the Current Report on Form 8-K/A, which has been filed with the Securities and Exchange Commission (“SEC”) on March 31, 2026.

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

Today, our high-performance quantum clocks and quantum radio frequency (“RF”) sensors are already delivering quantum advantage, such as sensing the world with superior precision relative to classical state-of-the-art systems and unlocking new classes of national security and commercial applications. We are also pioneering the development of next-generation quantum inertial and gravimetric sensors for navigation in GPS-denied environments, including in space and underwater, subterranean exploration and mapping, and earth science and climate monitoring. Our sensing products are designed to function outside laboratory settings and are targeted for real-world deployment. These products are complemented by our flagship quantum computing system, Sqale, a room-temperature quantum computer with demonstrated high fidelity (99.73% controlled-Z (“CZ”) gate), the industry’s largest neutral atom array outside of a research institution. As of March 31, 2026, the Company has achieved 12 logical qubits. Our quantum sensors and computers are supported by our proprietary software. Our software applications enable customers to develop and execute optimization and quantum computing workloads using quantum and classical computing hardware. Superstaq, which serves as a control panel for future hybrid quantum-classical workflows, compiles and optimizes quantum circuits for multiple quantum computing modalities. Superstaq is currently deployed with a limited number of customers using third-party quantum computing hardware platforms, including platforms not based on neutral atom architectures such as our Sqale processor. In addition, we sell contextual machine learning (“CML”) software, based on quantum physics principles, which provides AI software running on classical graphics processing units (“GPUs”).

We work with a diverse set of customers and strategic partners globally, serving organizations in national security, critical national infrastructure, scientific discovery and advanced computing sectors. Our partners and customers include the U.S. Department of Defense, Defense Advanced Research Projects Agency (“DARPA”), NASA, Lockheed Martin, NVIDIA, Science Applications International Corp, Safran Electronics & Defense (“Safran”) and the U.K. National Quantum Computing Centre. We generate revenue today through multiple channels and are scaling a global pipeline of strategic engagements.

We operate our business as a single operating and reportable segment. This determination is based on how the chief operating decision maker (“CODM”), our Chief Executive Officer, manages the business for the purpose of assessing performance and resource allocation.

Recent Developments

Business Combination

On February 13, 2026 (the “Closing), the business combination (“Business Combination”) between Churchill Capital Corp X (“CCX”) and Legacy Infleqtion was consummated pursuant to the definitive agreement and plan of merger and reorganization (the “Merger Agreement”), dated September 8, 2025. In connection with the closing of the Business Combination (the “Closing”), CCX changed its name to Infleqtion, Inc. Refer to Note 3 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further discussion of the Business Combination.

At the Closing, each issued and outstanding share of Legacy Infleqtion common stock, preferred stock and restricted stock was automatically surrendered and exchanged for the right to receive shares of CCX common stock, par value $0.0001 per share, based on a defined exchange ratio (the “Exchange Ratio”) of approximately 0.34740312, representing shares of the Company’s Common Stock after the Closing.

Immediately following the Business Combination, there were 216,471,927 shares of the Company’s Common Stock and 10,424,967 warrants outstanding, which amounts remained unchanged as of March 31, 2026. The warrants represent CCX warrants that became warrants of the Company, exercisable for shares of the Company’s Common Stock, upon the Closing of the Business Combination.

Our Common Stock and warrants commenced trading on the New York Stock Exchange under the symbols “INFQ” and “INFQ WS”, respectively, on February 17, 2026.

In connection with the Closing, CCX delivered approximately $528.2 million of gross transaction proceeds to Infleqtion, consisting of $401.6 million of proceeds from the trust account and operating cash accounts and $126.5 million of proceeds from a previously announced private investment in public equity (the “PIPE Investment”). The PIPE Investment was completed pursuant to subscription agreements entered into on September 8, 2025, under which the Company issued an aggregate of 12,654,760 shares of common stock at a value of $10.0 per share. Total direct and incremental transaction costs incurred by Legacy Infleqtion and recognized as a reduction of additional paid in capital were approximately $9.3 million of which $1.8 million were paid at the Closing and the remaining $7.5 million were previously incurred and capitalized as deferred offering costs. Certain other costs in the amount of $11.5 million, associated with the Business Combination, did not qualify for capitalization and were expensed as selling, general and administrative expenses in the condensed consolidated statements of operations and comprehensive loss during the three months ended March 31, 2026. Of this amount, $10.7 million was paid at the Closing.

In addition, in connection with the Business Combination, holders of 37,821 CCX Class A ordinary shares exercised their redemption rights, representing approximately 0.09% of the outstanding CCX Class A ordinary shares, resulting in approximately $0.4 million being removed from the trust account.

Although CCX is the legal acquirer in the Business Combination, for financial reporting purposes under U.S. generally accepted accounting principles (“GAAP”), Legacy Infleqtion was the accounting acquirer and CCX was treated as the acquired company. Accordingly, the Business Combination was accounted for as a reverse recapitalization.

At the Closing, Legacy Infleqtion became the accounting acquirer and the successor registrant with the SEC. Accordingly, Legacy Infleqtion’s historical financial statements are presented for all periods in periodic reports filed with the SEC.

Public Company Costs

As a result of the Business Combination, we became a publicly traded company and are subject to ongoing public company reporting, governance and compliance requirements. Accordingly, we expect to incur increased ongoing costs related to public company regulatory requirements and customary practices, including additional personnel, stock-based compensation due to additional equity awards, directors’ and officers’ liability insurance, director compensation, and additional internal and external accounting, legal and administrative resources, including increased audit and legal fees. These costs are expected to continue in future periods.

Contract Awards

In February 2026, DARPA awarded us a $2.0 million contract through the Heterogeneous Architectures for Quantum (“HARQ”) program. The award supports the Company’s development of Multistaq, a next-generation platform designed for heterogeneous quantum systems composed of multiple qubit modalities. These heterogeneous quantum systems have the potential to accelerate scientific discovery, enhance national security decision-making, and support the development of more efficient energy, materials, and infrastructure solutions. We were selected to contribute to Technical Area 1, which focuses on breakthrough quantum circuit compilers that maximize the capabilities of heterogeneous qubit platforms. Multistaq builds on the principles behind our industry-leading Superstaq multimodal compiler, implementing cross-modality and cross-layer optimization techniques to support next-generation quantum architectures.

In February 2026, the U.S. Navy awarded us a $1.0 million contract to advance our Quantum-Inspired Rapid Context (“QuIRC”) machine learning software platform for RF signal processing. This AI application is powered by our patent-pending GPU-hosted CML technology, which applies quantum principles across machine learning models to capture contextual correlations across large datasets while significantly reducing computational and storage requirements. The Phase II award builds on a successful Phase I feasibility demonstration and will expand the effort to develop an integrated prototype for testing and evaluation in operationally relevant Navy environments.

In January 2026, we awarded the Company a $5.3 million cost-sharing agreement with the U.S. Department of Energy’s Advanced Research Projects Agency-Energy (“ARPA-E”). Enhancing Neutral-atom Computers for Optimizing Delivery of Energy (“ENCODE”) program intends to optimize energy distribution and utilization across the nation’s electricity grid by developing and validating next-generation computational techniques that employ neutral atom quantum hardware. Via ENCODE, we will advance and upgrade its neutral atom quantum computer hardware and software stack to focus squarely on an end-to-end quantum solution.

In September 2025, NASA awarded us a $17.0 million contract modification, bringing the total contract value to $20.0 million, for the development of a Quantum Gravity Gradiometer (“QGG”) for space deployment in the initial phase of NASA’s QGG Pathfinder program, for which we are the prime sensor developer and integrator for this groundbreaking space-based gravity sensor.

Strategic Partnerships

In April 2026, we announced an integration of our Sqale neutral atom quantum computer and NVIDIA Ising models for calibration and decoding. This milestone marks continued progress on our mission to achieve high counts of logical qubits for commercial applications through tight integration with classical computing, as well as improving quantity and quality of our neutral-atom qubits and gates.

In December 2025, we announced our strategic partnership with Safran to advance quantum-enabled precision timing solutions for critical global infrastructure. Integrating our Tiqker quantum optical clock technology with Safran’s trusted synchronization systems enables a GPS-independent timing architecture designed to withstand the most challenging environments. Through this partnership, we are advancing quantum innovation to transform mission-critical operations across defense, aerospace and telecommunications, establishing a new benchmark for secure, resilient, and ultra-precise timing capabilities.

In November 2025, we announced our strategic partnership with Voyager Technologies, Inc. to advance dual-use quantum technology in low-Earth orbit and beyond. The collaboration marks a major milestone in the growing convergence of the quantum and aerospace industries. Through this partnership, we are unlocking a completely new class of dual-use capabilities with quantum timing, sensing and computing in space, strengthening the backbone of next-generation space infrastructure and ensuring mission continuity in increasingly contested domains.

In October 2025, we announced a groundbreaking partnership with NVIDIA to deploy a NVQLink-enabled quantum supercomputing system at the Illinois Quantum & Microelectronics Park. Through this partnership, we are integrating our Sqale quantum computers with NVIDIA’s GPU-accelerated systems via NVQLink, creating a unified architecture that enables real-time hybrid quantum–classical computing. This collaboration unlocks new possibilities in materials science, clean energy, secure communications and artificial intelligence, while addressing critical scalability challenges for quantum computing.

In June 2025, we announced a new go-to-market partnership with SAIC, a leading mission integrator that provides advanced technology solutions to solve and support mission-critical needs across military, intelligence and government agencies. Through this partnership, we are expanding the deployment of quantum sensing technologies, including atomic clocks, quantum RF communication and inertial sensing, into defense and aerospace applications.

The Company expects that these strategic partnerships will support future growth by expanding market access, enabling joint development opportunities, and accelerating elements of its product and technology roadmaps. While certain partnerships may create opportunities to generate revenue or enhance commercialization pathways, the timing and ultimate financial impact on the Company’s results of operations, including revenue and gross profit, remain subject to a variety of factors, including customer adoption, program execution and market conditions.

Trends and Key Factors Affecting Performance

Our business has demonstrated continued top-line growth, with revenue increasing to $9.5 million for the three months ended March 31, 2026, compared to $8.3 million for the three months ended March 31, 2025. In February 2026, as discussed above under ‘Business Combination’, the Company completed the Business Combination, which materially strengthened its liquidity position and enhanced its ability to scale operations and support its long-term growth strategy as a public company. Prior private capital raises, including the Company’s Series C convertible redeemable preferred stock financing, supported investment in scaling its quantum computing, sensing, and precision timing platforms and accelerating deployment of field-ready solutions. Management believes the Company’s current capital base enhances our ability to advance product innovation and pursue additional market opportunities, supporting our long-term growth strategy. The following discussion highlights key trends and factors affecting our performance.

Technology Milestones

Many of our contracts with customers are dependent on our ability to demonstrate the technological feasibility of our products and services, as well as research and development of technology for quantum hardware and software, and materials science applications. These milestones include demonstrating materials science applications for high-fidelity quantum simulations, released CML capabilities to optimize hybrid quantum-classical workflows and expanding our portfolio of deployable Tiqker optical clocks for military and enterprise customers. We risk the potential that our technology may become obsolete, as advancements in quantum technologies occur rapidly, necessitating additional investments. Additionally, integrating new technologies into our existing capabilities creates additional risks, such as compatibility with existing systems. Our business is dependent on our ability to achieve technological milestones while navigating these risks effectively.

Across our technology organization, generative AI (“GenAI”) adoption has significantly enhanced productivity, particularly for software engineering as many of the mechanical aspects of software development have been replaced or accelerated by GenAI tooling, dramatically reducing the time required to complete repetitive, manual processes. In other less mechanical software development areas of our business which are deeply grounded in scientific research, GenAI serves as an accelerant.

Government Funding

A significant portion of our business is conducted with various governments, including agencies of the U.S., U.K., Australian and Japanese governments. Changes in government spending levels and the timely funding thereof could impact our financial performance. The long-term outlook for our business is influenced by government funding priorities, the diversity of our programs and customers, and our ability to evolve our products and services and successfully execute on our contracts. Strong international demand for our products and services presents opportunities for our business, particularly in the U.K.

During the three months ended March 31, 2026, approximately 61%, 14%, and 6% of total revenue was derived from customers associated with the U.S., U.K. and Australian governments, respectively, compared to approximately 51%, 29%, and 3%, respectively, for the three months ended March 31, 2025. Government contracts are subject to periodic expiration and renewal in the ordinary course of business. The expiration of certain U.K. government contracts resulted in a decrease in revenue, which was more than offset by increased revenue from U.S. and Australian government contracts, resulting in a $1.2 million net increase in total revenue during the three months ended March 31, 2026.

Our government contracts typically involve defined phases or fixed terms, and it is common for individual contracts to expire as programs conclude or transition to new phases or follow-on arrangements. Accordingly, our ability to grow revenue in future periods will depend, in part, on our success in securing new government contracts and follow-on awards to replace or expand upon expiring programs.

Partnership Opportunities

Our future growth depends in part on our ability to successfully identify and enter into strategic partnership opportunities. We have historically entered into partnerships with major technology companies and academic organizations to enhance our capabilities through access to intellectual property, improve operational efficiencies, increase supply chain resilience and expand our addressable market. We expect we will continue to explore and enter new academic and commercial partnership opportunities that we believe are complementary to our business.

Impact of the Macroeconomic Climate on Our Business Inflationary factors, interest rates and overhead costs may adversely affect our operating results.

High interest and inflation rates also present a challenge impacting the U.S. economy and could make it more difficult for us to obtain traditional financing on acceptable terms, if at all, in the future. These inflationary effects may be exacerbated by new tariffs and evolving trade policy. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, we may experience increases in the future on our operating costs, including due to supply chain constraints, consequences associated with bank failures, trade wars and the effect of recently heightened, scheduled, and threatened tariffs by the U.S. or its trading partners, geopolitical tensions in and around Ukraine, Israel, Iran and other areas of the world, and employee availability and wage increases, which may result in additional stress on our working capital resources.

Components of Results of Operations

Revenue

Our revenue is primarily derived from governmental contracts with the U.S. and allied government agencies and commercial contracts with research institutes and private companies primarily in the U.S. and Europe.

Product revenue

Product revenue from governmental contracts is primarily derived from development projects resulting in product prototypes or projects to custom engineer a completed product to the customer’s specifications. Product revenue from commercial contracts is derived from the sale of products to commercial customers, primarily from selling Tikqer for position navigation and timing (“PNT”) use cases. Revenues under governmental contracts are generally recognized over time as we satisfy our performance obligations based on the extent of progress towards contract completion and product revenue under commercial contracts is generally recognized at a point in time when we satisfy our performance obligations and control of the product transfers to the customer.

Service revenue

Service revenue is derived primarily from governmental contract revenue for research-related projects and commercial service revenue.

Other revenue

Other revenue is comprised primarily of other award revenue.

Cost of revenue

Cost of products

Cost of products primarily consists of labor, including direct labor, third-party specialist subcontractors and stock-based compensation, materials and equipment costs related to delivering our products, warranty expenses and an allocation of information technology costs, occupancy costs, and depreciation and amortization expense. Cost of products is recorded when the control of products is transferred to the customer.

Cost of services

Cost of services primarily consists of labor, including direct labor, third-party specialist subcontractors and stock-based compensation, materials and equipment costs related to delivering our services, and an allocation of information technology costs, occupancy costs, and depreciation and amortization expense. Cost of services is recorded as services are performed.

Research and development

Research and development expenses primarily consist of personnel-related costs, including salaries, benefits and stock-based compensation, costs of materials, costs of consultants and allocated facility costs associated with the research, engineering, design and development of our quantum computing technologies.

Selling, general and administrative

Selling, general and administrative expenses primarily consist of personnel-related costs, including salaries, benefits and stock-based compensation, for employees performing bid, proposal, marketing and sales functions, for executive leadership and employees in legal, finance, accounting, and human resources, changes in contingent obligation, information technology and other administrative functions as well as allocated facility and consulting costs.

Grant income

Grant income includes income recognized from government grants, that are not accounted for as revenue from contracts with customers under ASC 606.

Interest income

Interest income consists primarily of interest earned on interest-bearing cash deposits and money market funds. We also earn interest on available-for-sale securities, including investments in short- and long-term corporate debt securities and U.S. Treasury securities.

Other, net

Other, net consists primarily of income from refundable research and development tax credits, interest expense related to borrowings and gains or losses resulting from fluctuations in exchange rates during the reporting period on unsettled transactions and outstanding balances with foreign subsidiaries, vendors or customers. Our exposure to foreign currency risk reflects our international operations and contracts, which are subject to changes in currency values.

Income tax expense (benefit)

Income tax expense (benefit) consists of income taxes related to federal, state and foreign jurisdictions in which we conduct business.

Results of Operations

Comparison of the three months ended March 31, 2026 and 2025

The following table sets forth our condensed consolidated statements of operations for the periods indicated (unaudited; in thousands):

	Three Months ended March 31,
	2026	2025	$Change	% Change
Revenue
Product revenue	$3,150	$6,400	$(3,250)	-51%
Service revenue	6,311	1,903	4,408	232%

Total revenue	$9,461	$8,303	$1,158	14%
Cost of revenue
Cost of products	2,830	4,201	(1,371)	-33%
Cost of services	4,640	725	3,915	540%

Total cost of revenue	$7,470	$4,926	$2,544	52%

Gross profit	1,991	3,377	(1,386)	-41%

Research and development	9,951	5,167	4,784	93%
Selling, general and administrative	26,320	5,784	20,536	355%
Grant income	(705)	(624)	(81)	13%

Loss from operations	$(33,575)	$(6,950)	$(26,625)	383%
Other income (expense)
Interest income	3,202	356	2,846	799%
Other, net	110	609	(499)	-82%

Total other income, net	$3,312	$965	$2,347	243%

Loss before income taxes	(30,263)	(5,985)	(24,278)	406%
Income tax expense (benefit)	—	—	—	*

Net loss	$(30,263)	$(5,985)	$(24,278)	406%

Total revenue

Total revenue increased by $1.2 million, or 14%, to $9.5 million for the three months ended March 31, 2026, compared to $8.3 million for the three months ended March 31, 2025. The increase was primarily driven by an increase of $4.0 million for services performed under the QGG contract with NASA due to increased project activity during the current period. The increase was partially offset by the decreases of $1.9 million for the Rack Mount Optical Clocks (“RMOC”) project with the U.S. Army due to lower levels of activity compared to the three months ended March 31, 2025 and $0.8 million for the Moonshot project with the Japanese government which concluded in 2025.

Total cost of revenue

Total cost of revenue increased by $2.5 million, or 52%, to $7.5 million for the three months ended March 31, 2026, compared to $4.9 million for the three months ended March 31, 2025. The increase was primarily driven by a $0.9 million increase in stock-based compensation expense due to additional grants upon the Closing of the Business Combination and $1.6 million increase in subcontractor expense primarily related to the QGG contract.

Research and development

Research and development expense increased by $4.8 million, or 93%, to $10.0 million for the three months ended March 31, 2026, compared to $5.2 million for the three months ended March 31, 2025. The increase was primarily driven by a $2.3 million increase in stock-based compensation expense due to additional grants upon the Closing of the Business Combination, $1.6 million increase in payroll and other compensation costs in the U.S. and U.K primarily attributable to increased personnel supporting the Tiqkers and quantum computer platforms maintenance activities and general research and development support functions and a $0.5 million increase in material costs.

Selling, general and administrative

Selling, general and administrative expense increased by $20.5 million, or 355%, to $26.3 million for the three months ended March 31, 2026, compared to $5.8 million for the three months ended March 31, 2025, primarily driven by $11.5 million of non-recurring expenses associated with the Business Combination, an increase of $3.9 million of stock-based compensation expense due to additional grants upon the Closing of the Business Combination, $2.1 million of audit and accounting expenses, a $1.3 million increase in payroll and other compensation costs, a $0.3 million increase in marketing related expenses, as well as a $0.6 million mark-to-market adjustment for the Morton acquisition contingent obligation.

Other income (expense)

Interest income, net

Interest income increased by $2.8 million, or 799%, to $3.2 million for the three months ended March 31, 2026, compared to $0.4 million for the three months ended March 31, 2025. The increase was primarily driven by an increase in our invested balances in government money market funds and available-for-sale securities from the prior period, funded with the proceeds received from the Closing of the Business Combination in February 2026.

Liquidity and Capital Resources

We have incurred net losses and used cash in operating activities since inception. Prior to the Business Combination, we have funded our operations primarily through the issuance of convertible redeemable preferred stock, resulting in aggregate gross proceeds of approximately $285.4 million. At the Closing of the Business Combination, our cash position increased significantly primarily due to proceeds of approximately $401.6 million received from funds held in CCX’s trust account and proceeds of approximately $126.5 million received from the PIPE Investment, partially offset by approximately $1.8 million of transaction-related costs which were accounted for as equity issuance related costs and recorded in additional paid in capital, and $10.7 million of transaction-related costs that were expensed as selling, general and administrative expenses in the condensed consolidated statement of operations and comprehensive loss during the three months ended March 31, 2026. Following Closing of the Business Combination, our primary sources of liquidity have shifted to cash on hand and available-for-sale securities.

For the three months ended March 31, 2026, we incurred a net loss of $30.3 million, and as of March 31, 2026, we had an accumulated deficit of $261.3 million. We expect to continue to incur operating losses and higher operating expenses for the foreseeable future as we invest in the development and commercialization of our technologies.

Our cash and cash equivalents consist primarily of cash held in banks, checking deposits, money market funds and highly liquid investments, including short-dated U.S. Treasury securities. As of March 31, 2026, we had cash and cash equivalents, including restricted cash, of $84.9 million. Our available-for-sale securities are primarily invested in short- and long-term corporate debt securities and U.S. Treasury securities, generally with longer maturities than those classified as cash equivalents. As of March 31, 2026, we had $484.0 million of available-for-sale securities.

Based on our current operating plan, management believes that our cash, cash equivalents and available-for-sale securities as of March 31, 2026 will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least 12 months from the date of this Quarterly Report on Form 10-Q. We believe we will meet longer-term expected future cash requirements and obligations through a combination of cash flows from operating activities and available funds from our cash, cash equivalents and available-for-sale securities balances. However, this determination is based upon internal projections and assumptions and is subject to changes in market conditions, business execution and other factors.

Our primary short-term cash requirements include funding working capital needs and operating lease obligations. Working capital requirements may fluctuate significantly from period to period, particularly due to the timing of receipts and payments associated with long-term customer contracts. Our medium- to long-term cash requirements are expected to consist primarily of investments in facilities, equipment, personnel, research and development activities, and potential strategic acquisitions.

Until such time as we can generate significant revenue from commercializing our products and services, if ever, we expect to finance our liquidity needs through our cash, cash equivalents, and available-for-sale securities. We may elect, or be required, to seek additional capital through public or private equity financings, debt financings or other sources. However, additional financing may not be available on acceptable terms, or at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our stockholders. Debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our quantum computing and sensing efforts. Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth in the section titled “Risk Factors” in our Annual Report on Form 10-K and other our other filings with the SEC.

Our product roadmap benefits significantly from external funding sources to advance the technological roadmap across quantum sensing and quantum computing as technological advances in these areas are funded as cost of sales of the respective programs rather than through internal research and development. In addition, we invest aggressively in research and development across quantum sensing and quantum computing, including capital expenditures, business development and engineering. In addition to the quantum computers in our technological roadmap, we also develop full-stack quantum computers and quantum computing test-beds to push the technological frontier of these programs, enabling advances in quantum computing architecture, integrated photonics and vacuum cell technologies, as well as improvements in gate fidelity and quantum error correction. We expect to continue to invest in research and development as a public company to fund these technological priorities and realize our goal of at-scale, fault-tolerant quantum computing.

In addition to our research and development efforts, we have historically invested in demonstration units that can be deployed in the field and showcased to customers in a variety of real-world, in-situ environments, such as Tiqker clocks for long-term testing and quantum radio frequency systems that can be used to demonstrate an array of use cases to a variety of potential end-customers. We have also historically pursued acquisitions to expand our capabilities, de-risk our technological roadmaps and readily scale resources. We expect that we will continue to make investments in strategic acquisition opportunities going forward.

Convertible Redeemable Preferred Stock

At the Closing, Legacy Infleqtion had Series Seed, Series Seed II, Series A, Series B, Series B-1, Series C and Series C1 convertible redeemable preferred stock outstanding. Upon the Closing, all outstanding shares of Legacy Infleqtion’s convertible redeemable preferred stock were automatically surrendered and exchanged for the right to receive shares of CCX common stock based on the Exchange Ratio, representing the Company’s Common Stock after the Closing.

The following table summarizes the exchange of the Legacy Infleqtion convertible redeemable preferred stock at the Closing:

Legacy Infleqtion Convertible Redeemable Preferred Stock	Shares Outstanding Before Closing	Common Stock Issued at Closing
Preferred Stock Series Seed	24,871,033	8,640,274
Preferred Stock Series Seed II	27,499,984	9,553,580
Preferred Stock Series A	101,515,976	35,266,967
Preferred Stock Series B	113,956,319	39,588,781
Preferred Stock Series B-1	32,419,574	11,262,661
Preferred Stock Series C	60,399,952	20,983,132
Preferred Stock Series C-1	22,869,771	7,945,030

Totals	383,532,609	133,240,425

Refer to Note 10 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information about our convertible redeemable preferred stock.

Cash Flows

The following table summarizes our condensed consolidated cash flows and cash and cash equivalents, for the three months ended March 31, 2026 and 2025 (unaudited; in thousands):

	Three Months ended March 31,
	2026	2025
Net cash used in operating activities	$(19,159)	$(6,972)
Net cash used in investing activities	(433,065)	(408)
Net cash provided by (used in) financing activities	525,156	(342)
Foreign currency translation	48	763

Net increase (decrease) in cash and cash equivalents and restricted cash	$72,980	$(6,959)
Cash and cash equivalents and restricted cash at beginning of period	$11,894	$48,142

Cash and cash equivalents and restricted cash at end of period	$84,874	$41,183

Cash used in operating activities

Net cash used in operating activities was $19.2 million for the three months ended March 31, 2026, compared to $7.0 million for the three months ended March 31, 2025, representing a $12.2 million increase in cash used. This change was primarily attributable to a $24.3 million increase in net loss partially offset by an $7.6 million increase in non-cash operating adjustments and $4.3 million increase in cash provided by working capital changes.

Non-cash adjustments increased by $7.6 million for the three months ended March 31, 2026 compared to three months ended March 31, 2025, primarily due to an $7.2 million increase in stock-based compensation expense and a $0.6 million increase in the fair value of the contingent obligation related to the Morton acquisition.

Net cash impact from changes in working capital increased by $4.3 million for the three months ended March 31, 2026 compared to three months ended March 31, 2025. The change was primarily driven by increases in contract liabilities of $3.1 million and decreases in unbilled receivables of $2.4 million, both of which are due to the timing of revenue recognition, customer billings, and advance payments associated with the increased revenue activity during the period, and decreases accrued liabilities of $2.3 million. This was offset by a decrease in accounts payable of $4.4 million primarily driven by the timing of vendor payments at quarter-end.

Cash used in investing activities

Net cash used in investing activities was $433.1 million for the three months ended March 31, 2026, compared to net cash used in investing activities of $0.4 million for the three months ended March 31, 2025. The $432.7 million change was primarily driven by a $444.2 million increase in available-for-sale securities purchases during the three months ended March 31, 2026, partially offset by an $11.4 million increase in available-for-sale securities maturities.

Cash provided by (used in) financing activities

Net cash provided by financing activities was $525.2 million for the three months ended March 31, 2026, compared to net cash used in financing activities was $0.3 million for the three months ended March 31, 2025, representing a $525.5 million increase. The change was primarily driven by (i) $528.2 million of net proceeds from the Business Combination, net of redemptions and issuance costs, (ii) $0.4 million of higher proceeds from stock option exercises. These increases were partially offset by an outflow of $3.3 million from payments made during the period of offering costs that were capitalized prior to the Closing.

Contractual Obligations and Commitments

The commitment amounts presented below are associated with material contracts that are enforceable and legally binding and that specify all significant terms, including fixed or minimum services to be used, fixed, minimum or variable price provisions, and the approximate timing of the actions under the contracts.

Operating lease obligations

We utilize non-cancellable operating leases for various real estate in Colorado, Wisconsin, Illinois, the U.K. and Australia primarily used as office space, which expire at various dates through 2030 and some of which contain multi-year renewal options. As of March 31, 2026, our remaining contractual obligations for our operating lease obligations were approximately $4.9 million.

In April 2026, the Company executed an amendment to its operating lease for its Louisville, Colorado facility. The amendment increases the leased premises by approximately 68,000 square feet and extends the lease expiration date from March 31, 2030 to August 31, 2037.

Incremental lease payments associated with the amendment total approximately $25 million over the extended term.

Contingent obligations

In May 2025, the Company amended the equity purchase agreement related to the Morton acquisition. The amendment added new milestones that, if achieved, requires the Company to make the remaining contingent cash payments of approximately $0.2 million and results in the vesting of the remaining 569,444 outstanding shares of restricted common stock. Additional information regarding the original purchase agreement and related contingent consideration is provided in Note 9 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

The contingent obligation is classified as a liability, initially measured at fair value upon assessment of the likelihood that the related milestones would be achieved and subsequently remeasured at fair value each reporting period, with changes recognized in earnings. Refer to Note 1 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for information regarding the valuation methodology and inputs used in measuring the contingent obligation. In the fourth quarter of 2025, certain milestones were achieved, and the Company settled $2.3 million of the contingent obligation, consisting of $0.1 million in cash payments and the vesting of 329,678 shares of restricted common stock with an estimated fair value of $2.2 million. During the three months ended March 31, 2026, a total of $0.6 million of expense was recorded within selling, general and administrative expenses related to the remeasurement of the contingent obligation. The remaining balance of the contingent obligation included in accrued liabilities on the condensed consolidated balance sheet was $2.4 million as of March 31, 2026.

In January 2024, the Company completed the SiNoptiq asset acquisition. The asset acquisition provides for contingent payments to the sellers of up to $1.5 million in cash and 512,092 restricted shares of Series B convertible redeemable preferred stock for achieving certain sales-and development-based milestones. The rights to these contingent payments expire on January 26, 2028. At the acquisition date, we assessed the likelihood of the contingencies to be met as not probable and do not expect this assessment to change. Additional information regarding the SiNoptiq asset acquisition and related contingent consideration is provided in Note 6 to our consolidated financial statements for the year ended December 31, 2025 included in the Current Report on Form 8-K/A that the Company filed with the U.S. Securities and Exchange Commission on March 31, 2026.

Off-Balance Sheet Arrangements

We did not have any material off-balance sheet arrangements during the periods presented, and do not currently have any material off-balance sheet financing arrangements or any relationships with unconsolidated entities or financial partnerships, including entities sometimes referred to as structured finance or special purpose entities, that were established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Policies and Estimates

There have been no material changes to the Company’s critical accounting policies and estimates from those disclosed in the Company’s audited financial statements for the year ended December 31, 2025 included in the Current Report on Form 8-K/A.

Recently Issued or Adopted Accounting Standards

A description of recently issued and adopted accounting pronouncements are described in Note 1 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We had cash and cash equivalents of $84.7 million as of March 31, 2026. We hold our cash and cash equivalents for working capital purposes. Our cash and cash equivalents are held in cash deposits and money market funds.

Additionally, we had available-for-sale securities of $484.0 million as of March 31, 2026. Available-for-sale securities may consist of investment grade commercial paper, corporate bonds, federal agency bonds, government bonds, and other bonds issued in the U.S. (and denominated in the U.S. dollar) by foreign entities.

Due to the short- term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of cash and cash equivalents and available-for-sale securities due to changes in interest rates. Increasing interest rates, however, would reduce the value of our available-for-sale securities and declining interest rates would reduce our future interest income. The effect of a hypothetical 10% change in interest rates would not have a material impact on our financial statements.

Concentrations of Credit Risk

We deposit cash with financial institutions, and, at times, such balances may exceed federally insured limits. We believe the financial institutions that hold our cash and cash equivalents are financially sound and, accordingly, minimal credit risk exists with respect to cash and cash equivalents.

Foreign currency risk

Our customers are primarily located in the United States, United Kingdom, and Japan; therefore, foreign exchange risk exposures arise from transactions denominated in currencies other than our functional and reporting currency (United States Dollars). To date, a portion of our sales and operating expenses have been denominated in Great Britain Pounds and Japanese Yen. As we expand our presence in international markets, our results of operations and cash flows may increasingly be subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. To date, we have not entered into any hedging arrangements to minimize the impact of these fluctuations in the exchange rates. We will periodically reassess our approach to manage our risk relating to fluctuations in currency rates.

We do not believe that foreign currency risk had a material effect on our business, financial condition, or results of operations during the periods presented.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Limitations on Effectiveness of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic and current reports that we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, has evaluated our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report. Based on such evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2026 due to the material weaknesses described below.

Internal Control Over Financial Reporting

Material Weaknesses

In connection with the preparation of its financial statements for the years ended December 31, 2025 and December 31, 2024, Legacy Infleqtion identified material weaknesses in its internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses identified pertained to:

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

Remediation Activities

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

Changes in Internal Control Over Financial Reporting

Except with respect to the remediation activities discussed above, there have been no changes in our internal control over financial reporting during the three months ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART
II-OTHER
INFORMATION
Item 1. Legal Proceedings.
From time to time, we may become involved in legal proceedings relating to claims arising from the ordinary course of business. Our management believe that there are currently no claims or actions pending against us, the ultimate disposition of which could have a material adverse effect on our results of operations, financial condition or cash flows.
Item 1A. Risk Factors.
There have been no material changes to the risk factors disclosed in Part I, Item 1A, “Risk Factors” of our Annual Report on From 10-K for the year ended December 31, 2025.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
None.
Item 5. Other Information.
From time to time, our Section 16 officers (as defined in Rule
16a-1(f))
and directors may enter into Rule
10b5-1
or
non-Rule
10b5-1
trading arrangements (as each such term is defined in Item 408 of Regulation
S-K)
for the purchase or sale of our securities. During the three months ended March 31, 2026, none of our officers or directors adopted, modified or terminated any such trading arrangements.

3
7

Item 6. Exhibits.

Exhibit No.	Description

2.1#	Agreement and Plan of Merger and Reorganization, dated as of September 8, 2025, by and among Churchill Capital Corp X, AH Merger Sub I, Inc., AH Merger Sub II, LLC and ColdQuanta, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on February 17, 2026).

3.1	Certificate of Incorporation of Infleqtion, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on February 17, 2026).

3.2	Bylaws of Infleqtion, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on February 17, 2026).

10.1	Form of PIPE Subscription Agreement (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on February 17, 2026).

10.2	Amended and Restated Registration Rights Agreement, dated as of February 13, 2026, by and among Infleqtion, Inc. and each stockholder identified on the signature pages thereto (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on February 17, 2026).

10.3†	Infleqtion, Inc. 2026 Equity Incentive Plan and related form agreements (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on February 17, 2026).

10.4†	Infleqtion, Inc. 2026 Employee Stock Purchase Plan (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on February 17, 2026).

10.5	Form of Indemnification Agreement between Infleqtion, Inc. and each of its directors and executive officers (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on February 17, 2026).

10.6	Non-Employee Director Compensation Policy, adopted February 13, 2026 (incorporated by reference to the Company’s Annual Report on Form 10-K, filed with the SEC on March 31, 2026).

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

*	Filed herewith.
†	Indicates a management contract or compensatory plan or arrangement.

The agreements and other documents filed as exhibits to this report are not intended to provide factual information or other disclosure except for the terms of the agreements or other documents themselves, and you should not rely on them for other than that purpose. In particular, any representations and warranties made by the Company in these agreements or other documents were made solely within the specific context of the relevant agreement or document and do not apply in any other context or at any time other than the date they were made.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Infleqtion, Inc.

Date: May 15, 2026	By:	/s/ Matthew Kinsella
Matthew Kinsella
Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2026	By:	/s/ Ilan Hart
Ilan Hart
Chief Financial Officer
(Principal Financial and Accounting Officer)