Form 10-Q
period 2026-06-30
Infleqtion, Inc.
filed 2026-08-18
CIK 2007825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
___________________________
FORM 10-Q
___________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________________ to _____________________
Commission File Number: 001-42646
___________________________
Infleqtion, Inc.
(Exact name of registrant as specified in its charter)
___________________________

Delaware	86-1946291
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
1315 West Century Drive
Louisville, CO 80027
(303) 440-1284
(Address including zip code, and telephone number including area code, of registrant’s principal executive offices)
___________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 14, 2026, there were 225,357,052 shares of common stock of the registrant issued and outstanding.

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
These forward-looking statements involve risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Quarterly Report on Form 10-Q, we caution you that these statements are based on a combination of facts and factors currently known by us and our projections of the future, about which we cannot be certain. Forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:
•the anticipated benefits of our merger consummated on February 13, 2026, pursuant to which Churchill Capital Corp X, a special purpose acquisition company, acquired ColdQuanta, Inc. (d/b/a Infleqtion) and redomesticated and renamed itself as Infleqtion, Inc., a Delaware corporation, which may be affected by, among other things, competition and the ability of the Company to grow and manage growth profitably;
•our financial and business performance;
•the ability to maintain the listing of our common stock and warrants on the New York Stock Exchange;
•our strategy, future operations, financial position, prospects and plans;
•the implementation, market acceptance and success of our business model, growth strategy and opportunities, and our ability to commercialize our quantum computing technology;
•our expectations with respect to market opportunity and market growth;
•the expected benefits of and ability to maintain and enter into new contracts, awards and other relationships, partnerships or collaborations with governments and government entities;
•the potential for our quantum computing technology to achieve quantum advantage;
•the ability of our products to meet government counterparties’ and customers’ technical requirements and compliance and regulatory needs;
•the timing and product development milestones on our product roadmap;
•our ability to attract and retain qualified employees and management;
•our expectations regarding our ability to obtain and maintain intellectual property protection and not infringe on the rights of others;
•expectations regarding the time during which we will be an emerging growth company under the Jumpstart Our Business Startups Act of 2012, as amended;
•our future capital requirements and sources and uses of cash;
•our ability to obtain funding for our operations and future growth;
•our ability to remediate existing material weaknesses in our internal control over financial reporting and the timing thereof; and
•the outcome of any known and unknown litigation and regulatory proceedings.
There are a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause our actual results to differ materially from the forward-looking statements contained in this Quarterly Report on Form 10-Q. Such risks, uncertainties and other important factors that could cause actual results to differ include, among others, the immaturity of our quantum technology and the significant barriers to producing products that meet desired technical specifications; our history of operating losses and uncertainty as to whether we will achieve or sustain profitability; the risk that our computers may fail to achieve a broad quantum advantage; our need for substantial additional capital and the uncertainty as to whether such financing will be available; intense global competition in a nascent and volatile quantum technology industry; our reliance on sales to government entities and large enterprises; identified material weaknesses in our internal control over financial reporting; risks related to export and import controls, trade sanctions, and government contracting; our dependence on in-licensed intellectual property and government-funded research subject to federal march-in rights; and potential volatility in the price of our common stock, including as a result of adverse forces affecting SPAC-combined companies and those described in the sections titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2026 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q. As a result of these factors, we cannot assure you that the forward-looking statements in this Quarterly Report on Form 10-Q will prove to be accurate.
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

PART I-FINANCIAL INFORMATION
Item 1. Financial Statements.

Infleqtion, Inc.
Condensed Consolidated Balance Sheets
(Unaudited; in thousands, except share and per share amounts)

	As of
	June 30, 2026 (Unaudited)	December 31, 2025
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$59,285	$11,694
Available-for-sale securities, current	417,673	34,318
Accounts receivable	5,413	9,543
Unbilled receivables	3,478	2,637
Inventories	5,834	4,299
Prepaid expenses and other current assets	8,666	10,036
Total current assets	$500,349	$72,527
Property and equipment, net	8,684	8,674
Operating lease right-of-use assets	13,709	4,923
Available-for-sale securities, non-current	104,780	17,157
Goodwill	9,315	9,315
Other assets	4,617	620
TOTAL ASSETS	$641,454	$113,216
LIABILITIES, CONVERTIBLE REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$3,650	$5,644
Accrued liabilities	46,306	8,923
Contract liabilities	2,588	6,871
Current portion of operating lease liabilities	1,002	1,076
Deferred consideration payable, current	—	471
Total current liabilities	$53,546	$22,985
Operating lease liabilities, net of current portion	13,525	4,074
TOTAL LIABILITIES	$67,071	$27,059
Convertible Redeemable Preferred Stock:
Series Seed convertible redeemable preferred stock; $0.0001 par value per share	—	6,526
Series Seed II convertible redeemable preferred stock; $0.0001 par value per share	—	10,411
Series A convertible redeemable preferred stock; $0.0001 par value per share	—	36,658
Series B convertible redeemable preferred stock; $0.0001 par value per share	—	112,145
Series B-1 convertible redeemable preferred stock; $0.0001 par value per share	—	32,990
Series C convertible redeemable preferred stock; $0.0001 par value per share	—	71,733
Series C-1 convertible redeemable preferred stock; $0.0001 par value per share	—	26,351
Total Convertible Redeemable Preferred Stock	$—	$296,814
Commitments and contingencies (refer to note 9)
Stockholders’ Equity (Deficit):
Preferred stock: $0.0001 par value per share; 100,000,000 shares authorized; no shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	—	—
Common stock: $0.0001 par value per share; 1,400,000,000 shares authorized; 224,681,185 and 17,449,020 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	23	2
Additional paid-in capital	862,681	21,931
Accumulated deficit	(287,910)	(233,496)
Accumulated other comprehensive income (loss)	(411)	906
Total Stockholders' Equity (Deficit)	$574,383	$(210,657)
Total Liabilities, Convertible Redeemable Preferred Stock and Stockholders’ Equity (Deficit)	$641,454	$113,216
The accompanying notes are an integral part of these condensed consolidated financial statements

Infleqtion, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited; in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue
Product revenue	$3,173	$3,561	$6,769	$9,853
Service revenue	10,365	1,716	16,676	3,619
Total revenue	13,538	5,277	23,445	13,472
Cost of revenue
Cost of products	2,956	3,826	5,688	7,753
Cost of services	8,415	773	13,055	1,498
Total cost of revenue	11,371	4,599	18,743	9,251
Gross profit	2,167	678	4,702	4,221
Research and development	12,675	5,311	22,626	10,478
Selling, general and administrative	19,818	6,250	46,138	12,034
Grant income	(468)	(471)	(1,173)	(1,095)
Loss from operations	(29,858)	(10,412)	(62,889)	(17,196)
Other income (expense):
Interest income	5,021	719	8,223	1,075
Other, net	142	507	252	1,116
Total other income, net	5,163	1,226	8,475	2,191
Loss before income taxes	(24,695)	(9,186)	(54,414)	(15,005)
Income tax expense (benefit)	—	—	—	—
Net loss	$(24,695)	$(9,186)	$(54,414)	$(15,005)
Other comprehensive (loss) income:
Unrealized loss on available-for-sale securities, net	(195)	—	(1,077)	—
Foreign currency translation adjustment	(141)	(22)	(240)	394
Total other comprehensive loss	(336)	(22)	(1,317)	394
Comprehensive loss	$(25,031)	$(9,208)	$(55,731)	$(14,611)
Net loss per share attributable to common stockholders - basic and diluted	$(0.11)	$(0.59)	$(0.32)	$(0.99)
Weighted average shares used in computing net loss per share attributable to common stockholders – basic and diluted	219,743,810	15,586,999	169,199,551	15,164,809
The accompanying notes are an integral part of these condensed consolidated financial statements

Infleqtion, Inc.
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(Unaudited; in thousands, except share amounts)

	Convertible Redeemable Preferred Stock														Stockholders’ Equity (Deficit)
	Series Seed		Series Seed II		Series A		Series B		Series B-1		Series C		Series C-1		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balances as of March 31, 2026	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—	216,471,927	$22	$846,657	$(263,215)	$(75)	$583,389
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(24,695)	—	(24,695)
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	12,066	—	—	12,066
Stock options exercised	—	—	—	—	—	—	—	—	—	—	—	—	—	—	8,206,620	1	3,955	—	—	3,956
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(336)	(336)
Balances as of Settlement of restricted stock units	—	—	—	—	—	—	—	—	—	—	—	—	—	—	813	—	—	—	—	—
Balances as of Warrants exercised	—	—	—	—	—	—	—	—	—	—	—	—	—	—	1,825	—	3	$—	$—	3
Balances as of June 30, 2026	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—	224,681,185	$23	$862,681	$(287,910)	$(411)	$574,383

	Convertible Redeemable Preferred Stock														Stockholders’ Equity (Deficit)
	Series Seed		Series Seed II		Series A		Series B		Series B-1		Series C		Series C-1		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balances as of March 31 2025	8,640,274	$6,526	9,553,580	$10,411	35,266,967	$36,658	39,588,781	$112,145	11,262,661	$32,990	7,124,869	$22,503	7,945,030	$26,351	16,641,244	$2	$17,243	$(207,088)	$776	$(189,067)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(9,186)	—	(9,186)
Convertible redeemable preferred stock issue, net	—	—	—	—	—	—	—	—	—	—	39,891,014	49,222	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	769	—	—	769
Stock options exercised	—	—	—	—	—	—	—	—	—	—	—	—	—	—	497,714	—	413	—	—	413
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(22)	(22)
Balances as of June 30, 2025	8,640,274	$6,526	9,553,580	$10,411	35,266,967	$36,658	39,588,781	$112,145	11,262,661	$32,990	47,015,883	$71,725	7,945,030	$26,351	17,138,958	$2	$18,425	$(216,274)	$754	$(197,093)

	Convertible Redeemable Preferred Stock														Stockholders’ Equity (Deficit)
	Series Seed		Series Seed II		Series A		Series B		Series B-1		Series C		Series C-1		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balances as of December 31, 2025	24,871,033	$6,526	27,499,984	$10,411	101,515,976	$36,658	113,956,319	$112,145	32,419,574	$32,990	60,399,952	$71,733	22,869,771	$26,351	50,227,011	$5	$21,928	$(233,496)	$906	$(210,657)
Conversion of stock	(16,230,759)	—	(17,946,404)	—	(66,249,009)	—	(74,367,538)	—	(21,156,913)	—	(39,416,820)	—	(14,924,741)	—	(32,777,991)	(3)	3	—	—	—
Balances as of December 31, 2025 effect of reverse recapitalization	8,640,274	$6,526	9,553,580	$10,411	35,266,967	$36,658	39,588,781	$112,145	11,262,661	$32,990	20,983,132	$71,733	7,945,030	$26,351	17,449,020	$2	$21,931	$(233,496)	$906	$(210,657)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(54,414)	—	(54,414)
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	20,359	—	—	20,359
Stock options exercised	—	—	—	—	—	—	—	—	—	—	—	—	—	—	9,322,163	1	4,726	—	—	4,727
Merger recapitalization	(8,640,274)	(6,526)	(9,553,580)	(10,411)	(35,266,967)	(36,658)	(39,588,781)	(112,145)	(11,262,661)	(32,990)	(20,983,132)	(71,733)	(7,945,030)	(26,351)	133,240,425	13	296,801	—	—	296,814
CCX shares recapitalized, net of equity issuance costs	—	—	—	—	—	—	—	—	—	—	—	—	—	—	64,666,939	7	518,861	—	—	518,868
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,317)	(1,317)
Balances as of Settlement of restricted stock units	—	—	—	—	—	—	—	—	—	—	—	—	—	—	813	—	—	—	—	—
Balances as of Warrants exercised	—	—	—	—	—	—	—	—	—	—	—	—	—	—	1,825	—	3	—	—	3
Balances as of June 30, 2026	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—	224,681,185	$23	$862,681	$(287,910)	$(411)	$574,383

	Convertible Redeemable Preferred Stock														Stockholders’ Equity (Deficit)
	Series Seed		Series Seed II		Series A		Series B		Series B-1		Series C		Series C-1		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balances as of 12/31/2024	24,871,033	$6,526	27,499,984	$10,411	101,515,976	$36,658	113,956,319	$112,145	32,419,574	$32,990	20,508,938	$22,503	22,869,771	$26,351	45,512,715	$5	$15,751	$(201,269)	$360	$(185,153)
Conversion of stock	(16,230,759)	—	(17,946,404)	—	(66,249,009)	—	(74,367,538)	—	(21,156,913)	—	(13,384,069)	—	(14,924,741)	—	(29,701,456)	(3)	3	—	—	—
Balance at December 31, 2024, effect of reverse recapitalization	8,640,274	$6,526	9,553,580	$10,411	35,266,967	$36,658	39,588,781	$112,145	11,262,661	$32,990	7,124,869	$22,503	7,945,030	$26,351	15,811,259	$2	$15,754	$(201,269)	$360	$(185,153)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(15,005)	—	(15,005)
Convertible redeemable preferred stock issue, net	—	—	—	—	—	—	—	—	—	—	39,891,014	49,222	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	1,887	—	—	1,887
Stock options exercised	—	—	—	—	—	—	—	—	—	—	—	—	—	—	1,327,699	—	784	—	—	784
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	394	394
Balances as of June 30, 2025	8,640,274	$6,526	9,553,580	$10411	35,266,967	$36,658	39,588,781	$112,145	11,262,661	$32,990	47,015,883	$71,725	7,945,030	$26,351	17,138,958	$2	$18,425	$(216,274)	$754	$(197,093)

The accompanying notes are an integral part of these condensed consolidated financial statements

Infleqtion, Inc.
Condensed Consolidated Statements of Cash Flows

(Unaudited; in thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities
Net loss	$(54,414)	$(15,005)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	1,928	1,555
Stock-based compensation expense	20,359	1,887
Change in fair value of contingent obligation	1,472	—
Other non-cash operating adjustments	(2,429)	(807)
Changes in operating assets and liabilities:
Accounts receivable	4,089	1,526
Unbilled receivables	(850)	(522)
Inventories	(1,535)	(1,468)
Prepaid expenses and other current assets	(3,845)	671
Other assets	(75)	(37)
Accounts payable	(1,986)	4,507
Accrued liabilities	35,234	(2,731)
Contract liabilities	(4,283)	994
Operating lease right-of-use assets	711	476
Operating lease liabilities	(350)	(773)
Net cash used in operating activities	(5,974)	(9,727)
Cash flows from investing activities
Purchases of available-for-sale securities	(529,743)	—
Maturities of available-for-sale securities	60,200	—
Purchase of non-marketable equity investment	(3,000)	—
Purchases of property and equipment	(1,702)	(1,098)
Net cash used in investing activities	(474,245)	(1,098)
Cash flows from financing activities
Proceeds from issuance of Series C convertible redeemable preferred stock	—	49,222
Proceeds from stock options and warrant exercises	4,729	784
Payment of offering costs	(3,306)	—
Proceeds from Business Combination, net of redemptions	528,166	—
Payment of deferred cash consideration	(475)	(713)
Net cash provided by financing activities	529,114	49,293
Foreign currency translation	(370)	1,187
Net increase in cash and cash equivalents and restricted cash	$48,525	$39,655
Cash, cash equivalents and restricted cash at beginning of period	$11,894	$48,142
Cash, cash equivalents and restricted cash at end of period	$60,419	$87,797
Supplemental non-cash disclosure of cash flow information
Conversion of preferred stock to common stock	$(253,630)	$—
Reclassification of deferred offering costs in connection with business combination	$(9,298)	$—
Unpaid offering costs	$786	$—
Unrealized gains or losses on available-for-sale securities	$(1,077)	$—
The accompanying notes are an integral part of these condensed consolidated financial statements

Infleqtion, Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
1. Summary of Operations and Significant Accounting Policies
Nature of Operations
Infleqtion, Inc. (and its predecessor operations, ColdQuanta, Inc. (d/b/a Infleqtion) (“Legacy Infleqtion”), collectively referred to as the “Company”) develops and commercializes quantum technology products as part of a full-stack platform, which includes offerings such as quantum sensing, quantum computing and software. The Company is headquartered in Colorado, with operations in Illinois; Wisconsin; Melbourne, Australia; and Oxford, United Kingdom (“U.K.”).
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
On February 13, 2026, CCX consummated its business combination with Legacy Infleqtion pursuant to the definitive agreement and plan of merger and reorganization (the “Merger Agreement”), dated September 8, 2025 (the “Business Combination”), whereby AH Merger Sub I, Inc., a direct, wholly owned subsidiary of CCX, merged with and into Legacy Infleqtion, with Legacy Infleqtion continuing as the surviving corporation, and immediately thereafter, such surviving corporation merged with and into AH Merger Sub II, LLC (“Merger Sub II”), another direct, wholly owned subsidiary of CCX, with Merger Sub II (renamed as “Infleqtion Quantum, LLC”) continuing as the surviving entity and as a wholly owned subsidiary of CCX. In connection with the closing of the Business Combination (the “Closing”), the Company changed its name from CCX to Infleqtion, Inc. Refer to Note 3 - Business Combination for further discussion of the Business Combination.
The Company’s Common Stock and Public Warrants (each as defined in Note 11 - Stockholders’ Equity) commenced trading on the New York Stock Exchange (“NYSE”) under the symbols “INFQ” and “INFQ WS”, respectively, on February 17, 2026.
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
Significant estimates and judgments are inherent in the analysis and measurement of items including, but not limited to, the selection of the method to measure progress in the satisfaction of performance obligations in revenue arrangements recognized over time and the related estimate of total expected costs for the revenue arrangement, the useful lives of long-lived assets, the fair value of stock-based awards, the fair value of assets and liabilities acquired in business combinations, the fair value of contingent obligations, the fair value of assets and reporting units associated with impairment losses and the incremental borrowing rates used to determine the present value of lease liabilities. Management bases its estimates and assumptions on current facts, historical experience, expectations, forecasts, trends and various other factors that are believed to be reasonable under the circumstances. Due to the inherent uncertainty involved in making estimates, actual results could differ materially from such estimates and assumptions.
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
The majority of the Company’s accounts receivable is derived from governmental institutions and commercial customers primarily located in the U.S., U.K., Australia and Japan. At June 30, 2026, one customer represented 40% of total accounts receivable. At December 31, 2025, the same customer represented 78% of total accounts receivable. There have been no credit losses since the Company’s inception.
The following table presents customers that accounted for more than 10% of total revenue during the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Customer A	82%	64%	74%	56%
Customer B	—	—	—	22%
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
Accounting Pronouncements Recently Issued or Adopted
In November 2024, the FASB issued ASU No. 2024-03, Disaggregation of Income Statement Expenses. This ASU requires additional disclosure of the nature of expenses included in the income statement. This ASU is effective for the Company for annual periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027, with the option to apply the ASU retrospectively. Early adoption is permitted. The Company is currently evaluating the extent of the impact of this ASU on the disclosures in the Company’s consolidated financial statements.
In November 2025, the FASB issued ASU 2025-06, Targeted Improvements to the Accounting for Internal-Use Software, which modernizes accounting for internal-use software development costs, aligning with evolving technology practices. This ASU is effective for the Company for annual periods beginning after December 15, 2027, and interim periods within those annual periods. Early adoption is permitted in an interim or annual reporting period in which financial statements have not yet been issued (or made available for issuance). If an entity early adopts in an interim reporting period, it must adopt as of the beginning of the annual reporting period that includes that interim reporting period. The Company is currently evaluating the extent of the impact of this ASU on the Company’s consolidated financial statements.
In December 2025, the FASB issued ASU 2025-10, Accounting for Government Grants Received by Business Entities, (“ASU 2025-10”) which establishes guidance on the recognition, measurement and presentation of a government grant received by a business entity. GAAP did not provide such guidance, and many business entities have been analogizing to International Accounting Standard (“IAS”) 20 or other guidance when accounting for government grants. The ASU incorporates elements of IAS 20 into GAAP, modifying certain aspects of that standard’s scope, recognition threshold and other implementation guidance. This ASU is effective for the Company for annual periods beginning after December 15, 2029, and interim periods within those annual periods. Early adoption is permitted in an interim or annual reporting period in which financial statements have not yet been issued (or made available for issuance). If an entity early adopts in an interim reporting period, it must adopt as of the beginning of the annual reporting period that includes that interim reporting period. The Company is currently evaluating the extent of the impact of this ASU on the Company’s consolidated financial statements.
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

Restricted Cash
At June 30, 2026 and December 31, 2025, the Company’s restricted cash totaled $1.1 million and $0.2 million, respectively, related to cash deposits for an office building lease. The restricted cash is classified as other long-term assets on the Company’s condensed consolidated balance sheets; however, it is included in the reconciliation of cash, cash equivalents and restricted cash for purposes of the consolidated statements of cash flows.
Equity Securities Without Readily Determinable Fair Values
The Company accounts for equity investments in privately held companies over which it does not have control or significant influence as equity securities without readily determinable fair values. The Company elected the measurement alternative and measures such investments at cost, less impairment, adjusted for observable price changes in orderly transactions for identical or similar investments of the same issuer. Adjustments are recognized in other income (expense), net.
Revenue Recognition
The Company primarily generates revenue from customers under governmental contracts and commercial contracts. Governmental revenue includes revenue recognized primarily from contracts with the U.S., U.K. and Australian governments. Commercial revenue includes revenue recognized primarily from contracts with research institutes and private companies located predominantly in the U.S. and U.K. Refer to Note 2 – Revenue Recognition for the Company’s total revenue, as presented on the consolidated statement of operations and comprehensive loss, disaggregated by the geographic locations of the Company’s customers and the percentage of total revenue derived from governmental customers.
The Company’s government contracts are primarily related to research and development projects or the development of a product to agreed-upon specifications. Government contracts are typically either report-based research in which various activities are significantly integrated into the final report that is provided, or contracts are prototype- or product-based development in which the Company provides a significant service of integrating development activities throughout the term of the contract into the final prototype or product.
In certain instances, government contracts may contain multiple performance obligations where the Company delivers multiple final reports or multiple products across one or more phases in which the customer can benefit from the standalone good or service and each good or service is separately identifiable from other goods and services provided by the Company. Generally, the Company recognizes revenue over time as control of the goods or services is transferred to the customer. The selection of the method to measure progress towards completion requires judgment and is based on the nature of the products or services to be provided.
The Company generally uses an input method to measure progress toward completion for performance obligations satisfied over time, based on costs incurred relative to total estimated costs (cost-to-cost), as this method best depicts the transfer of control to the customer. The costs incurred are predominantly related to labor and materials, incurrence of which is indicative of progress and transfer of value to the customer. Under this method, revenue is recognized based on the proportion of costs incurred to date relative to total estimated costs, which includes an estimate of the total expected margin for fixed-price arrangements, where the transaction price is fixed. For contracts subject to the applicable loss provisions under U.S. GAAP, if the estimated total costs exceed the consideration the Company expects to receive, the Company recognizes the entire estimated loss in the period in which the loss becomes evident. Accounting for long-term contracts requires significant judgment and estimation, which could be considerably different if the underlying circumstances were to change. When adjustments to estimated contract revenue or costs are required, changes from prior estimates are recognized on a cumulative catch-up basis in the period of change.
The Company’s government contracts may include fixed and/or variable consideration. The resulting consideration is contracted either as a firm fixed price (which typically includes variable consideration contingent upon customer acceptance) or a cost-plus fixed fee arrangement (which includes fixed and variable consideration). Under a cost-plus fixed fee arrangement, the amount of variable consideration consists of direct and indirect costs plus a fixed fee.
The Company exercises judgment when estimating variable consideration to determine whether the most likely amount or expected value method should be used. Estimation of costs is based on historical knowledge and engineering expertise of tasks and components required to complete the project. A provisional rate, which is used as an initial estimate of indirect costs, is established through agreement with the government for all government contracts. Variable consideration is included in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur.
Contracts with commercial customers generally contain separate performance obligations, as each individual product can be transferred independently of each other to the customer. Revenues under commercial contracts are generally recognized at a point in time when the Company satisfies its performance obligations and control of the goods or services transfers to the customer. Control typically transfers to the customer when the goods are shipped but can also transfer when the customer receives and accepts the goods, based on the terms of the contract. The transaction price for revenues under commercial contracts is fixed and stated in the contract with the customer. There are no forms of variable consideration or discounts offered for early payment in commercial contracts. The Company’s commercial contracts typically include a standard one-year warranty period. These assurance-type warranties do not represent separate performance obligations because the warranties are only for the products to comply with agreed-upon specifications, and they do not provide the Company’s customers with any additional distinct services. The Company has elected the practical expedient, enabling it to recognize shipping and handling costs performed after a customer obtains control of the good as fulfillment of the original performance obligation, rather than as a separate performance obligation, and includes such costs as a component of the transaction price.
The Company also has commercial service contracts that are primarily related to quantum software research and development projects. These contracts typically have a single performance obligation. The Company recognizes revenue over time as control of the goods or services is transferred to the customer. In these instances, the contracts have provisions that are deemed to transfer control to the customer over time. Similar to government service contracts, the Company generally uses an input measure of progress for its contracts based on costs incurred.
The transaction price for both government and commercial contracts typically does not include a significant financing component. For all contracts with customers, the Company has elected to exclude sales taxes from the transaction price.
The Company’s contracts may be subsequently modified to include changes in specifications, requirements or price, which may create new or change existing enforceable rights and obligations. Depending on the nature of the modification, the Company considers whether to account for the modification as an adjustment to the existing contract or as a separate contract. Generally, modifications to the Company’s contracts are either separate contracts or are not distinct from the existing contract due to the significant integration and interrelated tasks provided in the context of the contract. Modifications to add non-distinct services are accounted for as if they were part of the existing contract and recognized as a cumulative adjustment to revenue.
The Company performs an allocation of the transaction price when there is more than one performance obligation included in the same contract and the performance obligations are satisfied at different times. Allocation of the total transaction price is determined based on the stand-alone selling price of each item relative to the total contract value. When stand-alone selling prices are not directly observable, the Company estimates stand-alone selling price using an expected cost-plus margin approach. The Company considers market conditions and historical data to estimate its costs plus a specified margin, which may be adjusted for differences in product, customers or other factors.
The timing of revenue recognition, billings and cash collection may result in contract assets, unbilled receivables or contract liabilities. Contract assets arise when revenue recognized exceeds the amount billed to customers and represent the Company’s right to consideration that is subject to conditions other than the passage of time. Unbilled receivables arise when revenue recognized exceeds the amount billed to customers and represent the Company’s unconditional right to consideration, for which only the passage of time is required. Contract liabilities arise when the Company receives consideration from customers in advance of providing goods or services and represent the Company’s obligations to satisfy performance obligations. Contract liabilities are recognized as revenue when (or as) the performance obligations are satisfied. Contract assets and unbilled receivables are generally classified as current assets, and contract liabilities are generally classified as current liabilities, in the consolidated balance sheets. Contract assets are presented within prepaid and other current assets in the consolidated balance sheets.
Stock-Based Compensation
The Company accounts for stock-based compensation in accordance with Accounting Standards Codification (“ASC”) 718, Compensation – Stock Compensation. The Company’s stock-based compensation awards are all equity-classified and consist of stock options, restricted stock awards (“RSA”), and restricted stock units ("RSU"). The Company has sufficient authorized but unissued common shares to satisfy all of the outstanding warrants and stock-based compensation awards. At the Closing, all shares of convertible redeemable preferred stock were automatically surrendered and exchanged for the right to receive shares of Common Stock; comparative periods reflect the historical capitalization structure. Stock-based compensation cost is measured based on the fair value of the awards as determined on the grant date. The Company recognizes stock-based compensation expense using the graded attribution method in which expense is recognized on a straight-line basis over the requisite service period for each separately vesting portion of the stock option, RSA, or RSU as if the award was, in substance, multiple awards. The Company accounts for forfeitures as they occur.
The fair value of each stock option is determined on the date of grant using the Black-Scholes option-pricing model, which requires the use of accounting judgment and financial estimates, including estimates of the fair value of the underlying Legacy Infleqtion common stock and the fair value of the Company’s Common Stock (as further described below), the expected term, estimated volatility, risk-free interest rate and expected dividend yield. The fair value of RSAs and RSUs is determined based on the fair market value of the Company’s Common Stock on the grant date.
Prior to the Closing, Legacy Infleqtion’s common stock was not publicly traded and therefore quoted market prices were not available. Accordingly, fair market value was determined by the Company’s Board of Directors (the “Board”), through an independent third-party valuation using a probability weighted expected return method. The valuation considers several factors requiring extensive use of judgment, including recently completed equity transactions, historical and forecasted financial performance, selection of peer companies, the estimated value and probability of future equity transactions, including the likelihood of the consummation of the Business Combination, and other relevant qualitative and quantitative inputs. After the Closing, the quoted market price of the Company’s publicly traded common stock is used as the fair value of the Common Stock.
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
The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible. The Company determines the fair value of its financial instruments based on assumptions that market participants would use in pricing an asset or liability in the principal or most advantageous market. As a basis for considering such assumptions, the following hierarchy lists three levels of fair value based on the extent to which inputs used in measuring fair value are observable in the market:
•Level 1 – Observable inputs such as quoted prices (unadjusted) in active markets that are accessible at the measurement date for identical assets or liabilities;
•Level 2 – Observable inputs such as quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, or model-derived valuations whose significant inputs are observable; and
•Level 3 – Unobservable inputs that are significant to the measurement of fair value but are supported by little to no market data, requiring the Company to develop its own assumptions.
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

The following tables set forth the fair value of financial instruments that were measured at fair value on a recurring basis (in thousands):

	As of June 30, 2026
	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents
Money market funds	$18,775	$—	$—	$18,775
Available-for-sale securities
U.S. Treasury securities	$132,821	$—	$—	$132,821
Corporate debt securities	$—	$389,632	$—	$389,632
Total financial assets	$151,596	$389,632	$—	$541,228
Financial Liabilities:
Contingent obligation	$3,288	$—	$—	$3,288
Total financial liabilities	$3,288	$—	$—	$3,288

	As of December 31, 2025
	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents
Money market funds	$6,157	$—	$—	$6,157
Available-for-sale securities
U.S. Treasury securities	$12,076	$—	$—	$12,076
Corporate debt securities	$39,399	$—	$—	$39,399
Total financial assets	$57,632	$—	$—	$57,632
Financial Liabilities:
Contingent obligation	$—	$—	$1,828	$1,828
Total financial liabilities	$—	$—	$1,828	$1,828
There was a transfer out of Level 3 of the fair value hierarchy during the six months ended June 30, 2026, as described below.
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
Subsequent to the Closing, the contingent obligation is classified within Level 1 of the fair value hierarchy based on the quoted market price of the Company’s Common Stock. Refer to Note 9 - Commitments and Contingencies for information regarding the nature and accounting of the contingent obligation.
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
Correction of Immaterial Errors
Subsequent to the original issuance of the Company's condensed and/or consolidated financial statements for the periods presented below, the Company identified a errors related to revenue recognition and GAAP accounting methodology for the provision of expected losses for a certain contracts. Management evaluated the error and the impact to previously issued financial statements based upon ASC 250, Accounting Changes and Error Corrections. Based on this evaluation, management has concluded that the adjustments and impact of these errors are not material to any previously issued financial statements.
To correct the immaterial errors, the Company elected to revise the condensed and/or consolidated financial statements for the periods presented below which are expected to be included in subsequent filings. Included below is a summary of the previously reported amounts, the impact of these adjustments and the as-adjusted amounts for each of the impacted periods.

Condensed Consolidated Statements of Operations and Comprehensive Loss

	Three Months Ended March 31, 2026
	As Reported	Adjustments	As Adjusted
Revenue
Product revenue	$3,150	$446	$3,596
Total revenue	$9,461	$446	$9,907
Cost of revenue:
Cost of products	$2,830	$(98)	$2,732
Total cost of revenue	$7,470	$(98)	$7,372
Gross profit	$1,991	$544	$2,535
Loss from operations	$(33,575)	$544	$(33,031)
Loss before income taxes	$(30,263)	$544	$(29,719)
Net loss	$(30,263)	$544	$(29,719)
Comprehensive loss	$(31,244)	$544	$(30,700)
Net loss per share attributable to common stockholders - basic and diluted	$(0.26)	$0.01	$(0.25)
Weighted average shares used in computing net loss per share attributable to common stockholders - basic and diluted	$118,162,332	$118,162,332	$118,162,332

Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31, 2026
	As Reported	Adjustments	As Adjusted
Cash flows from operating activities
Net loss	$(30,263)	$544	$(29,719)
Changes in operating assets and liabilities:
Unbilled receivables	$(255)	$(446)	$(701)
Accrued liabilities	$(216)	$(98)	$(314)
Net cash used in operating activities	$(19,159)	$—	$(19,159)

Condensed Consolidated Statements of Operations and Comprehensive Loss

	Nine Months Ended September 30, 2025
	As Reported	Adjustments	As Adjusted
Revenue
Product revenue	$15,987	$(891)	$15,096
Total revenue	$21,674	$(891)	$20,783
Cost of revenue:
Cost of products	$10,651	$(728)	$9,923
Total cost of revenue	$13,590	$(728)	$12,862
Gross profit	$8,084	$(163)	$7,921
Loss from operations	$(23,732)	$(163)	$(23,895)
Loss before income taxes	$(21,035)	$(163)	$(21,198)
Net loss	$(21,035)	$(163)	$(21,198)
Comprehensive loss	$(20,740)	$(163)	$(20,903)
Net loss per share attributable to common stockholders - basic and diluted	$(0.46)	$(0.01)	$(0.47)
Weighted average shares used in computing net loss per share attributable to common stockholders - basic and diluted	45,456,929	45,456,929	45,456,929

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30, 2025
	As Reported	Adjustments	As Adjusted
Cash flows from operating activities
Net loss	$(21,035)	$(163)	$(21,198)
Adjustments to reconcile net loss to net cash used in operating activities:
Unbilled receivables	$(231)	$891	$660
Accrued liabilities	$324	$(728)	$(404)
Net cash used in operating activities	$(15,945)	$—	$(15,945)

Consolidated Balance Sheets

	As of December 31, 2025
	As Reported	Adjustments	As Adjusted
ASSETS
CURRENT ASSETS:
Unbilled receivables	$4,734	$(2,097)	$2,637
Total current assets	$74,624	$(2,097)	$72,527
TOTAL ASSETS	$115,313	$(2,097)	$113,216
LIABILITIES, CONVERTIBLE REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accrued liabilities	$8,610	$313	$8,923
Total current liabilities	$22,672	$313	$22,985
TOTAL LIABILITIES	$26,746	$313	$27,059
Stockholders’ Equity (Deficit):
Accumulated deficit	$(231,086)	$(2,410)	$(233,496)
Total Stockholders' Equity (Deficit)	$(208,247)	$(2,410)	$(210,657)
Total Liabilities, Convertible Redeemable Preferred Stock and Stockholders’ Equity (Deficit)	$115,313	$(2,097)	$113,216

Consolidated Statements of Operations and Comprehensive Loss

	For the period ended December 31, 2025
	As Reported	Adjustments	As Adjusted
Revenue
Product revenue	$19,614	$(1,356)	$18,258
Total revenue	$32,464	$(1,356)	$31,108
Cost of revenue:
Cost of products	$13,558	$(923)	$12,635
Total cost of revenue	$20,651	$(923)	$19,728
Gross profit	$11,813	$(433)	$11,380
Loss from operations	$(35,286)	$(433)	$(35,719)
Loss before income taxes	$(31,795)	$(433)	$(32,228)
Net loss	$(31,795)	$(433)	$(32,228)
Comprehensive loss	$(31,249)	$(433)	$(31,682)
Net loss per share attributable to common stockholders - basic and diluted	$—	$—	$—
Weighted average shares used in computing net loss per share attributable to common stockholders - basic and diluted	$46,186	$46,186	$46,186

Consolidated Statements of Cash Flows

	Year Ended December 31, 2025
	As Reported	Adjustments	As Adjusted
Cash flows from operating activities
Net loss	$(31,795)	$(433)	$(32,228)
Adjustments to reconcile net loss to net cash used in operating activities:
Unbilled receivables	$(1,176)	$1,356	$180
Accrued liabilities	$(493)	$(923)	$(1,416)
Net cash used in operating activities	$(24,145)	$—	$(24,145)

Consolidated Statements of Operations and Comprehensive Loss

	For the period ended December 31, 2024
	As Reported	Adjustments	As Adjusted
Revenue
Product revenue	$22,325	$(742)	$21,583
Total revenue	$28,836	$(742)	$28,094
Cost of revenue:
Cost of products	$17,571	$1,236	$18,807
Total cost of revenue	$19,772	$1,236	$21,008
Gross profit	$9,064	$(1,978)	$7,086
Loss from operations	$(53,008)	$(1,978)	$(54,986)
Loss before income taxes	$(53,766)	$(1,978)	$(55,744)
Net loss	$(53,764)	$(1,978)	$(55,742)
Comprehensive loss	$(53,290)	$(1,978)	$(55,268)
Net loss per share attributable to common stockholders - basic and diluted	$(1.35)	$(0.05)	$(1.40)
Weighted average shares used in computing net loss per share attributable to common stockholders - basic and diluted	$39,808,027	$39,808,027	$39,808,027

Consolidated Statements of Cash Flows

	Year Ended December 31, 2024
	As Reported	Adjustments	As Adjusted
Cash flows from operating activities
Net loss	$(53,764)	$(1,978)	$(55,742)
Adjustments to reconcile net loss to net cash used in operating activities:
Unbilled receivables	$(2,254)	$742	$(1,512)
Accrued liabilities	$3,563	$1,236	$4,799
Net cash used in operating activities	$(32)	$—	$(32)

2. Revenue Recognition
The Company recognizes revenue at a point in time or over time consistent with how it satisfies its performance obligations and transfers control to its customers.
Disaggregated Revenue
The table below presents revenue from government customers as a percentage of total revenue for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Government revenue	92%	85%	89%	84%
The Company’s revenues disaggregated by customer location is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
United States	$12,514	$4,182	$19,612	$8,766
United Kingdom	187	474	1,732	2,924
Japan	—	—	251	852
France	286	283	662	314
Australia	88	338	613	609
Other	463	—	575	7
Total revenue	$13,538	$5,277	$23,445	$13,472

The following table depicts the disaggregation of revenue by timing of transfer of products or services (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue recognized over time	$12,264	$4,964	$21,257	$12,186
Revenue recognized at a point in time	1,274	313	2,188	1,286
Total revenue	$13,538	$5,277	$23,445	$13,472
A receivable is recorded when the Company has an unconditional right to receive payment based on the satisfaction of performance obligations. Amounts for which the Company’s right to consideration is conditional upon factors other than the passage of time are recorded as contract assets. The balance of accounts receivable was $5.4 million and $9.5 million as of June 30, 2026 and December 31, 2025, respectively, as shown on the condensed consolidated balance sheets.
A reconciliation of the beginning and ending balances of contract assets, unbilled receivables and contract liabilities for the period is shown in the table below (in thousands):

	Unbilled Receivables	Contract Assets	Contract Liabilities
As of December 31, 2025	$2,637	$201	$6,871
Unbilled receivables additions	14,577	—	—
Contract assets additions	—	356	—
Amounts transferred to receivables	(13,736)	(424)	—
Customer advance payments	—	—	4,526
Revenue recognized	—	—	(8,809)
As of June 30, 2026	$3,478	$133	$2,588
The Company expects to recognize revenue of $8.9 million, $12.5 million, $0.2 million, and $0.9 million from remaining performance obligations that are unsatisfied (or partially unsatisfied) for non-cancelable contracts in the six months ended

December 31, 2026, and the years ended December 31, 2027, December 31, 2028, and thereafter, respectively. The increase in contract assets, unbilled receivables and contract liabilities from the year ended December 31, 2025 to the period ended June 30, 2026 were primarily driven by the timing of revenue recognition, customer billings and advance payments associated with the increased revenue activity during the year.
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
The following table summarizes the proceeds from the Business Combination for the six months ended June 30, 2026 (in thousands):

Cash - CCX trust and cash, net of redemptions and SPAC service provider fees	$401,618
Cash - PIPE investors	126,548
Proceeds from Business Combination, net of redemptions	$528,166
Less: equity issuance costs paid at closing	(1,804)
Less: equity issuance costs incurred prior to closing	(7,494)
Net cash from the Business Combination recorded on the condensed consolidated stockholders’ equity (deficit)	$518,868
The number of shares of Common Stock issued immediately following the consummation of the Business Combination:

Number of Shares
Legacy Infleqtion stockholders	151,804,988
Founder Shares	10,350,000
CCX private placement shares	300,000
CCX public stockholders	41,362,179
PIPE Investors	12,654,760
Total shares of Common Stock immediately after Business Combination	216,471,927
Transaction Costs
Transaction costs consisted of direct legal, consulting, audit-related and other professional fees related to the consummation of the Business Combination. Upon the Closing, total transaction costs directly related to the issuance of shares of Common Stock totaling $9.3 million were recognized as a reduction of additional paid-in capital. Certain other costs associated with the Business Combination of $11.5 million did not qualify for capitalization and were expensed as selling, general and administrative expenses in the condensed consolidated statement of operations and comprehensive loss during the six months ended June 30, 2026.

4. Investments

Available-for-sale Securities
The following table summarizes the unrealized positions of the Company’s available-for-sale securities disaggregated by class of instrument as of June 30, 2026 and December 31, 2025 (in thousands):

	As of June 30, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
US Treasury Securities	$133,083	$2	$(264)	$132,821
Corporate Debt	390,308	25	(701)	389,632
Total	$523,391	$27	$(965)	$522,453

	As of December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
US Treasury Securities	$12,043	$33	$—	$12,076
Corporate Debt	39,292	107	—	39,399
Total	$51,335	$140	$—	$51,475
The following table provides the amortized cost and fair value of the Company’s available-for-sale securities by contractual maturity as of June 30, 2026 and December 31, 2025 (in thousands):

	As of June 30, 2026
	Amortized Cost	Fair Value
Maturing within one year	$416,827	$417,673
Maturing after one through two years	106,564	104,780
Total	$523,391	$522,453

	As of December 31, 2025
	Amortized Cost	Fair Value
Maturing within one year	$34,244	$34,318
Maturing after one through two years	17,091	17,157
Total	$51,335	$51,475
Accrued interest receivable on available-for-sale debt securities is included in both amortized cost in the tables above and the available-for-sale securities balance presented on the condensed consolidated balance sheets. There were no realized gains or losses on available-for-sale securities during the three and six months ended June 30, 2026 and 2025.
For marketable securities classified as available-for-sale that are in an unrealized loss position as of the balance sheet date, the Company assesses whether or not it intends to sell the security, or more-likely-than-not will be required to sell the security, before recovery of its amortized cost basis which would require a write-down to fair value through net loss. As of June 30, 2026 certain available-for-sale securities were in an unrealized loss position. The Company has evaluated these securities and determined that the unrealized losses are primarily attributable to changes in interest rates and other market factors rather than credit-related factors. The Company does not intend to sell these securities before recovery of their amortized cost basis. As of December 31, 2025, there were no available-for-sale debt securities in a loss position. An allowance for credit losses was not deemed necessary related to available-for-sale securities as of June 30, 2026 and December 31, 2025.
Refer to Note 1 - Summary of Operations and Significant Accounting Policies for the Company’s valuation techniques and fair value hierarchy disclosures.

Non-marketable Equity Securities

In May 2026, the Company purchased 78,532 shares of Series A-2 Preferred Stock of a privately held company for aggregate cash consideration of $3.0 million. The investment is carried at cost and included in prepaid expenses and other assets on the condensed consolidated balance sheets.

As of June 30, 2026, the carrying amount of the investment was $3.0 million. From acquisition through June 30, 2026, the Company recorded no impairment charges or observable price adjustments related to the investment.
5. Inventories
Major classifications of inventories are as follows (in thousands):

	As of
	June 30, 2026	December 31, 2025
Raw materials	$2,078	$2,930
Work-in-process	3,442	1,369
Finished goods	314	—
Total inventories	$5,834	$4,299
6. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	As of
	June 30, 2026	December 31, 2025
Prepaid insurance	$1,513	$48
Employee tax receivable from stock option exercises	3,486	—
Prepaid expenses	3,070	2,786
Grant receivable	394	562
Contract assets	133	201
Other current assets	70	55
Deferred offering costs	—	6,384
Total prepaid expenses and other current assets	$8,666	$10,036
7. Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	As of
	June 30, 2026	December 31, 2025
Computers and laboratory equipment	$12,556	$12,030
Quantum computer	3,630	3,614
Leasehold improvements	1,691	1,432
Furniture and fixtures	764	390
Software and website	1,381	1,381
Total property and equipment	20,022	18,847
Accumulated depreciation and amortization	(12,475)	(10,598)
Total property and equipment, net of depreciation	7,547	8,249
Assets not in service	1,137	425
Total property and equipment, net	$8,684	$8,674

For the three months ended June 30, 2026 and 2025, depreciation and amortization expenses were $1.0 million and $0.9 million, respectively. For the six months ended June 30, 2026 and 2025, depreciation and amortization expenses were $1.9 million and $1.6 million, respectively.
8. Accrued Liabilities
Accrued liabilities consisted of the following (in thousands):

	As of
	June 30, 2026	December 31, 2025
Accrued compensation and benefits	$37,480	$3,680
Goods and services received, not yet invoiced	4,486	1,847
Accrued contingent obligation	3,288	1,828
Other accruals	266	837
Accrued offering costs	786	731
Total accrued liabilities	$46,306	$8,923

During the three months ended June 30, 2026, certain employees and former employees exercised vested stock options. In connection with these exercises, the Company collected approximately $27.4 million from the option holders to satisfy applicable federal and state income and employment tax withholding obligations and expected to collect an additional $3.5 million of related cash receivables within prepaid expense and other current assets on the condensed consolidated balance sheet. As of June 30, 2026, approximately $30.9 million of these amounts had not yet been remitted to the applicable taxing authorities and was recorded within accrued liabilities on the condensed consolidated balance sheet.

Additionally, as of June 30, 2026 and December 31, 2025, the Company recorded a contract loss provision of $0.1 million and $0.3 million, respectively, related to estimated future costs associated with a loss contract. The provision was recorded within accrued liabilities on the condensed consolidated balance sheet.
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
In May 2025, the Company amended the equity purchase agreement related to the Morton Acquisition. The amendment added new milestones that, if achieved, require the Company to make the remaining contingent cash payments of approximately $0.2 million and result in the vesting of the remaining 569,444 outstanding shares of restricted common stock.
The contingent obligation is classified as a liability and was initially measured at fair value based on an assessment of the likelihood that the related milestones would be achieved. The contingent obligation is subsequently remeasured at fair value each reporting period, with changes recognized in earnings. Refer to Note 1 - Summary of Operations and Significant Accounting Policies for information regarding the valuation methodology and inputs used in measuring the contingent obligation. In the fourth quarter of 2025, certain milestones were achieved, and the Company settled $2.3 million of the contingent obligation, consisting of $0.1 million in cash payments and the vesting of 329,678 shares of restricted common stock with an estimated fair value of $2.2 million. During the three months ended June 30, 2026 and 2025, the Company recognized $0.8 million and $2.0 million, respectively, of selling, general and administrative expenses related to the contingent obligation. During the six months ended June 30, 2026 and 2025, the Company recognized $1.5 million and $2.0 million of such expenses, respectively. These amounts were based upon changes in the fair value of the unvested shares of Common Stock during the applicable periods. The remaining balance of the contingent obligation included in accrued liabilities on the condensed consolidated balance sheet was $3.3 million as of June 30, 2026.

In January 2024, the Company completed the SiNoptiq, Inc. asset acquisition. The asset acquisition provides for contingent payments to the sellers of up to $1.5 million in cash and 512,092 restricted shares of Series B convertible redeemable preferred stock for achieving certain sales- and development-based milestones. The rights to these contingent payments expire on January 26, 2028. At the acquisition date, the Company assessed the likelihood that the contingencies would be met and concluded that achievement of the contingencies was not probable. The Company does not expect this assessment to change. Additional information regarding the SiNoptiq, Inc. asset acquisition and related contingent consideration is provided in Note 6 - Prepaid Expenses and Other Current Assets of the Company’s consolidated financial statements for the year ended December 31, 2025, included in the Current Report on Form 8-K/A filed with the SEC on March 31, 2026.
Indemnification
In the ordinary course of business, the Company enters into contractual arrangements under which it may agree to indemnify counterparties for any losses incurred resulting from breaches of representations, failures to perform or claims and losses arising from certain events specified in the applicable contract. The Company has also entered into indemnification agreements with certain of its officers and directors.
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
Legal Matters
From time to time, the Company may become involved in certain legal proceedings and claims incidental to the normal course of its business. As of June 30, 2026 and December 31, 2025, management is not aware of any pending or threatened litigation that could have a material impact on the condensed consolidated financial statements.

Potential IRS Interest and Penalties

The Company is evaluating potential interest and penalties related to the timing of an Internal Revenue Service payment associated with employee stock option exercises. The Company is unable to reasonably estimate the amount or range of potential loss as of June 30, 2026. No liability has been recorded for any potential penalties and interest.

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
In consideration for the rights granted under the WARF License Agreement, the Company paid a $50 thousand upfront license fee. The Company is also obligated to pay earned royalties on net sales of products, including pass-through sales-based royalties on sublicensee sales, a sublicense consideration percentage for sublicenses executed on or before December 31, 2022, and annual minimum royalties per calendar year. These minimum royalties were first due in the Company’s fiscal year 2026 and are creditable against that year’s earned royalties. The Company paid no minimum royalties during the three months ended June 30, 2026 and paid $25 thousand during the six months ended June 30, 2026.
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
In consideration for the rights granted under the Exclusive CU License Agreement, the Company paid a $0.1 million license fee, and will pay annual license maintenance fees (creditable against royalties), a royalty on net sales of non-software products in the low single digits, with royalties on sales to the government fluctuating by a single-digit percentage, depending on volume, a royalty on net sales of licensed software products in the mid-single digits and a sublicense revenue percentage share in the low double digits for sublicenses (with higher rates for sublicenses executed in the first or second year).
Non-Exclusive License Agreement with the University of Colorado
In February 2012, the Company entered into a non-exclusive license agreement with the Regents of the University of Colorado (the “Non-Exclusive CU License Agreement”), as amended. Under the Non-Exclusive CU License Agreement, the Company is granted a non-exclusive, worldwide license, in all fields to make, use, sell, offer for sale, lease and import products and processes that would infringe certain licensed patents co-owned with, or solely owned by, SRI International, Inc. listed in the Non-Exclusive CU License Agreement. The Non-Exclusive CU License Agreement also grants the Company a license to CU’s know how related to such patents. The license grant in the preceding sentence is exclusive as to CU’s interests in the patents listed in the Non-Exclusive CU License Agreement. The Non-Exclusive CU License Agreement is predicated on an inter-institutional agreement, pursuant to which the CU obtained the right to grant us the licenses under the Non-Exclusive CU License Agreement from SRI International, Inc.
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

10. Convertible Redeemable Preferred Stock
Prior to the Closing, Legacy Infleqtion had 383,532,609 shares of convertible redeemable preferred stock outstanding, each convertible into shares of Legacy Infleqtion’s common stock on a one to one basis at the option of the holder, at any time and without the payment of additional consideration. Upon the Closing, all outstanding shares of preferred stock were automatically surrendered and exchanged for the right to receive 133,240,425 shares of the Company’s Common Stock based on the Exchange Ratio. As of June 30, 2026, no shares of convertible redeemable preferred stock were outstanding.
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
As of June 30, 2026 the Company had 224,681,185 shares of Common Stock issued and outstanding.
Preferred Stock
As of June 30, 2026 there were no shares of preferred stock issued or outstanding. The voting, dividend and liquidation rights of the holders of the Common Stock are subject to and qualified by the rights of the holders of the preferred stock of any series as may be designated by the Board upon any issuance of preferred stock of any series.
Warrants
As of June 30, 2026, the Company had 10,412,167 warrants outstanding. As part of its initial public offering (“IPO”), CCX issued 41,400,000 units, each of which consisted of one Class A Ordinary Share of CCX, par value $0.0001 per share (“Class A Ordinary Shares”), and one-quarter of one redeemable warrant (the “Public Warrants”). Simultaneously with the closing of the IPO, CCX completed the sale of 300,000 private units, each of which consisted of one Class A Ordinary Share and one-quarter of one warrant. At Closing, all of the units previously issued separated into their component parts of one Class A Ordinary Share and one-quarter of one whole warrant. Immediately thereafter, a mandatory exchange of the Class A Ordinary Shares for shares of Common Stock was effected, on a one-for-one basis and each then-issued and outstanding warrant to acquire Class A Ordinary Shares converted automatically into a warrant to acquire a corresponding number of shares of Common Stock, on a one-for-one basis. On February 13, 2026, the units, the Class A Ordinary Shares and the Public Warrants ceased trading on The Nasdaq Capital Market, and subsequently, following the Closing of the Business Combination, the Company’s Common Stock and Public Warrants began trading on the NYSE.
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
The Company may redeem the Public Warrants for $0.01 per warrant, at its option, at any time during the period in which the Public Warrants are exercisable, if the reported last sale price of the Company’s Common Stock equals or exceeds $18.00 per share for the specified trading period and other conditions are met. During the six months ended June 30, 2026, holders exercised 12,800 Public Warrants, resulting in the issuance of 1,825 shares of common stock and a corresponding increase in additional paid-in capital.
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

In April 2026, the market-based vesting condition associated with 1,500,000 unvested Founder Shares was satisfied, as the volume weighted average price of the Company’s Common Stock met or exceeded $12.00 per share for the requisite trading period. Accordingly, these Founder Shares vested in full.
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
On February 12, 2026, the Company’s stockholders approved the Infleqtion, Inc. 2026 Equity Incentive Plan (the “2026 Plan”), which was ratified by the Board on February 13, 2026. The 2026 Plan permits the granting of stock options, restricted stock awards and other equity-based awards to employees, directors, and consultants. As of June 30, 2026, 33,419,882 shares of common stock were reserved for issuance under the 2026 Plan.
Stock Options
The following table summarizes the Company’s stock option activity (in thousands, except share and per share amounts):

	Number of Options	Weighted Avg Exercise Price	Weighted Avg Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2025	31,294,637	$0.66	6.29	$203,535
Granted	5,577,017	13.21
Exercised	(9,322,163)	0.51
Forfeited/Cancelled	(507,472)	9.42
Outstanding as of June 30, 2026	27,042,019	$3.14	7.34	$275,706
	As of June 30, 2026
Exercisable	17,975,356	$0.92	6.55	$222,895
The Company has elected to account for forfeitures as they occur. Accordingly, the total number of options, weighted average exercise price, weighted average remaining contractual life, and aggregate intrinsic value of options vested and expected to vest were the same as those of the options outstanding as of June 30, 2026. The aggregate intrinsic value in the table above represents the difference between the exercise price of the underlying stock options and the fair value of the Company’s Common Stock for the respective date. The total intrinsic value of options exercised during the six months ended June 30, 2026 was $124.5 million. The total grant date fair value of options vested during the six months ended June 30, 2026 was $6.3 million.
Restricted Stock
During the six months ended June 30, 2026, certain restricted shares issued in connection with the Morton Acquisition vested upon the achievement of specified contingent payment milestones. See Note 9 - Commitments and Contingencies for additional information regarding the contingent payment arrangement.

The table below presents the activity of the RSAs:

	RSAs Outstanding	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2025	419,590	$0.89
Granted	—	—
Vested	(179,825)	0.89
Forfeited	—	—
Unvested as of June 30, 2026	239,766	$0.89
During the six months ended June 30, 2026, the Company issued RSUs to certain employees and non-employees that have service-based vesting conditions.

The table below presents the activity of the RSUs:

	RSUs Outstanding	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2025	—	$—
Granted	743,740	12.49
Vested	(15,462)	12.41
Forfeited	—	—
Unvested as of June 30, 2026	728,278	$12.49

Compensation Cost
Total stock-based compensation expense is included within the condensed consolidated statement of operations and comprehensive loss as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cost of revenue	$1,821	$109	$2,838	$201
Research and development	4,820	116	7,234	188
Selling, general and administrative	5,425	544	10,287	1,498
Total stock-based compensation expense	$12,066	$769	$20,359	$1,887
Unvested Stock Options and Restricted Stock
As of June 30, 2026, unrecognized stock-based compensation expense related to unvested stock option awards was $40.1 million, which the Company expects to recognize over a weighted-average period of 1.8 years. Unrecognized stock-based compensation expense related to unvested RSUs was $7.6 million as of June 30, 2026 and is expected to be recognized over a weighted average period of 1.7 years. Unrecognized stock-based compensation expense related to unvested RSAs as of June 30, 2026 was nil. The remaining unvested restricted awards relate to the Morton Acquisition and are not recognized as compensation expense. See Note 9 - Commitments and Contingencies for additional information regarding the contingent obligation.
13. Income Taxes
The Company recorded no income tax provision for the three and six months ended June 30, 2026 and 2025, because of anticipated losses for the fiscal year 2026 and actual losses incurred in 2025.
The Company estimates its annual effective income tax rate in recording its quarterly provision for income taxes in the various jurisdictions in which it operates. The Company recorded no income tax expense for the three and six months ended June 30, 2026, because the Company expects to incur a tax loss in the current year. Similarly, no income tax expense was recognized for the year ended December 31, 2025.
The Company had a deferred tax asset of $57.4 million and $46.2 million at June 30, 2026 and December 31, 2025, respectively. Realization of the deferred tax asset is dependent, in part, on generating sufficient taxable income. The Company has recorded a 100% valuation allowance against the deferred tax asset because it is not more likely than not that the benefits of these deferred tax assets will be realizable.

On July 4, 2025, President Trump signed the One Big Beautiful Bill Act (“OBBBA”) into law. This act makes permanent key elements of the Tax Cuts and Jobs Act, including 100% bonus depreciation, domestic research cost expensing, and the business interest expense limitation. According to ASC 740, Income Taxes, the effects of changes in tax rates and laws on deferred tax balances must be recognized in the period in which the legislation is enacted. The Company has evaluated the provisions of the Act and determined that it did not have a material impact on the Company’s condensed consolidated financial statements through June 30, 2026, nor does the Company currently anticipate that the OBBBA will have a material impact on its consolidated financial statements in the future.
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
The Company has not recorded any interest or penalties associated with unrecognized tax benefits for the three and six months ended June 30, 2026 and June 30, 2025.
14. Leases

The following table presents the Company’s operating lease expense and supplemental cash flow information for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cash paid for operating leases	$388	$462	$767	$921
Operating lease expense	$726	$365	$1,097	$718

The weighted-average remaining lease term and weighted-average discount rate for operating leases were as follows:

	As of
	June 30, 2026	December 31, 2025
Weighted-average remaining lease term (in years):	10.52	6.28
Weighted-average discount rate:	8.45%	8.04%

Undiscounted future minimum lease payments as of June 30, 2026 were as follows (in thousands):

Lease Payments
2026 (Remainder)	$5
2027	(540)
2028	143
2029	1,970
2030	2,968
Thereafter	20,739
Total lease payments	25,285
Less: Present value adjustment	(10,758)
Present value of lease liabilities	$14,527

Undiscounted future minimum lease payments presented above are net of a $6.3 million tenant improvement allowance associated with the Louisville lease amendment described below, which is including amounts expected to be received from the landlord from 2026 through 2029.

Lease Amendments

Louisville

In April 2026, the Company executed an amendment to its operating lease for its Louisville, Colorado facility. The amendment increases the leased premises by approximately 68,000 square feet and extends the lease expiration date from March 31, 2030 to August 31, 2037.

Incremental lease payments associated with the amendment total approximately $25.1 million over the extended term. These total lease payments are offset by $6.3 million in lessor reimbursed tenant leasehold improvement costs. This increases the total right of use asset and lease liability balances associated with the Louisville lease to $9.4 million and $10.1 million, respectively, based on an incremental borrowing rate of 7.96%. The Company has elected the practical expedient to not separate lease and non-lease components.

This agreement does not contain an implicit rate. As such, the discount rate used to calculate the lease liability was based on the Company's incremental borrowing rate, which was estimated utilizing the Company's current synthetic credit borrowing rate and adjusted for the lease term.

At the Company's option, the terms of this lease can be renewed for two-five year periods. These optional renewal periods have not been included in the lease term.

The remeasurement of the right of use asset and lease liability due to this amendment resulted in a non-cash adjustment to operating lease right-of-use (“ROU”) assets and operating lease liabilities of $8.2 million and $8.4 million, respectively. This remeasurement includes a $0.2 million reduction to the ROU assets due to a lease incentive in the form Furniture, Fixtures, and Equipment ("FF&E") acquired through the amendment.

Oxford

In June 2026, the Company executed an amendment to its operating lease for its Oxford, U.K. facility. The amendment increases the leased premises by approximately 44,000 square feet and extends the lease expiration date from October 6, 2034 to June 9, 2036.

Incremental lease payments associated with the amendment total approximately $6.2 million over the extended term. This increases the total right of use asset and lease liability balances associated with the Oxford lease to $4.0 million and $3.9 million, respectively, based on an incremental borrowing rate of 9.75%. The Company has elected the practical expedient to not separate lease and non-lease components.

This agreement does not contain an implicit rate. As such, the discount rate used to calculate the lease liability was based on the Company's incremental borrowing rate, which was estimated utilizing the Company's current synthetic credit borrowing rate and adjusted for lease term.

This agreement does not contain the option to renew or extend the lease term.

The remeasurement of the right of use asset and lease liability due to this amendment resulted in a non-cash adjustment to operating lease ROU assets and operating lease liabilities of $1.4 million and $1.4 million, respectively.

Melbourne

In May 2025, the Company executed an agreement to lease office space in Melbourne for its Australian operations. The agreement is for approximately 1,900 square feet and expires on March 30, 2028.

Incremental lease payments associated with the agreement total approximately $0.2 million over the extended term. The Company recorded right of use asset and lease liability balances associated with the Australia lease of $0.3 million and $0.3 million, respectively, based on an incremental borrowing rate of 7.06%.

This agreement does not contain an implicit rate. As such, the discount rate used to calculate the lease liability was based on the Company's incremental borrowing rate, which was estimated utilizing the Company's current synthetic credit borrowing rate and adjusted for lease term.

The recognition of the right of use asset and lease liability due to this agreement resulted in a non-cash adjustment to operating lease ROU assets and operating lease liabilities of $0.3 million and $0.3 million, respectively, as of June 30, 2025.

Chicago

In May 2026, the Company entered into an operating lease agreement for office space in Chicago, Illinois. The leased premises comprise approximately 7,900 square feet. The lease term commences on July 1, 2026 and expires on March 31, 2034. Minimum lease payments under the agreement total approximately $1.8 million over the term.

Because the lease had not commenced as of June 30, 2026, the Company did not recognize a related right-of-use asset or lease liability in the accompanying condensed consolidated financial statements.
15. Related Party Transactions
Transactions with Universities
University of Colorado Boulder
The Company considers the University of Colorado Boulder to be a related party because the Company’s Co-Founder and Chief Science Officer concurrently serves as a professor at the University of Colorado Boulder. The Company sponsors research projects and utilizes laboratory equipment at the University of Colorado Boulder.

The Company recognized cost of services of $1 thousand and $16 thousand during the three months ended June 30, 2026 and 2025, respectively, and cost of services of $5 thousand and $34 thousand during the six months ended June 30, 2026 and 2025, respectively. These expenses relate to the use of laboratory equipment. The Company recognized no service revenue from the University of Colorado Boulder during any of the periods presented.

There were no accounts receivable outstanding as of June 30, 2026 and December 31, 2025. Accrued liabilities were $1 thousand as of June 30, 2026, and there were no accrued liabilities outstanding as of December 31, 2025.
University of Wisconsin-Madison
The Company’s Chief Scientist for Quantum Information concurrently serves as a professor at the University of Wisconsin-Madison. In his role as a researcher and professor at the university, he has been granted patents held by WARF. Additionally, in June 2016, the Company entered into a research agreement with the Board of Regents of the University of Wisconsin System on behalf of the University of Wisconsin-Madison to provide research, data and findings in accordance with the terms of the contract and subsequent amendments. The Company recorded $0.1 million and $0.1 million of research and development expenses in each of the three months ended June 30, 2026 and 2025, respectively, and $0.2 million and $0.3 million during the six months ended June 30, 2026 and 2025, respectively. Total accrued liabilities of $0.1 million and $0.3 million were outstanding as of June 30, 2026 and December 31, 2025, respectively. As of June 30, 2026, the Company had incurred $4.9 million of its total $5.1 million committed funding.

Other Transactions
The Company entered into a consulting agreement with the spouse of a member of the Company’s management to provide consulting services on various research and development and customer contracts. The Company paid $20 thousand and $40 thousand for the three and six months ended June 30, 2025, respectively. No such expenses were incurred for the three and six months ended June 30, 2026, as the consultant was subsequently hired by the Company as Senior Vice President/General Manager, Quantum Sensing Solutions. There were no accounts payable outstanding as of June 30, 2026 and December 31, 2025.
The Company occasionally enters into consulting agreements with members of the Company’s Board of Directors and/or investors in the Company to serve in executive roles based on the business needs. In 2025, the Company entered into a consulting agreement with Grant Dollens, a member of Legacy Infleqtion’s Board of Directors and the former Interim Chief Financial Officer of Infleqtion. Under the terms of the agreement, Mr. Dollens provided financial and accounting services to the Company and received compensation at a rate of $15 thousand per month. The consulting agreement with Mr. Dollens ended in the fourth quarter of 2025 upon the Company hiring its current Chief Financial Officer.

In 2026, in connection with the termination of the consulting agreement, the Company entered into a release agreement with Mr. Dollens and paid him a one-time cash payment of $0.8 million in exchange for a limited release of certain claims related to compensation under the consulting agreement.

Including the payment under the release agreement, the Company paid Mr. Dollens $0.8 million and $0.1 million for the three months ended June 30, 2026 and 2025, respectively, and $0.8 million and $0.1 million during the six months ended June 30, 2026 and 2025, respectively. No amounts were payable to Mr. Dollens as of June 30, 2026. Total accounts payable of $36 thousand were outstanding as of December 31, 2025.
During 2025, the Company engaged DRS Daylight Solutions, Inc. (“DRS Daylight”) to provide engineering and programming services to the Company. At that time, Mr. Day was a member of Legacy Infleqtion’s Board of Directors and served as an executive of DRS Daylight. Mr. Day subsequently departed DRS Daylight and joined Monarch Quantum, a company controlled by Mr. Day, and the Company transitioned the services agreement to Monarch Quantum. Mr. Day resigned from the Board in the fourth quarter of 2025.

Under the terms of these arrangements, Monarch Quantum provided engineering and programming services to the Company. The Company incurred expenses of $2.4 million and $0 during the three months ended June 30, 2026 and 2025, respectively, and $3.2 million and $0 during the six months ended June 30, 2026 and 2025, respectively. Total accounts payable and accrued liabilities of $0.7 million and $1.8 million were outstanding as of June 30, 2026 and December 31, 2025, respectively.
In December 2025, Eric Bjornholt was appointed to the Company’s Board of Directors. Mr. Bjornholt serves as the Chief Financial Officer of Microchip Technology Inc. During the year ended December 31, 2025, the Company purchased laboratory equipment from Microchip Technology Inc. The Company incurred no expenses related to Microchip Technology Inc. for the three and six months ended June 30, 2026 and 2025, respectively. There were no accounts payable as of June 30, 2026, compared to $64 thousand as of December 31, 2025, respectively.
16. Loss Per Share
Basic net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding for the period. The following table sets forth the computation of basic net loss per share attributable to common stockholders (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net loss attributable to common stockholders	$(24,695)	$(9,186)	$(54,414)	$(15,005)
Denominator:
Weighted average shares used in computing net loss per share attributable to common stockholders – basic	219,743,810	15,586,999	169,199,551	15,164,809
Net loss per share attributable to common stockholders	$(0.11)	$(0.59)	$(0.32)	$(0.99)
Diluted net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding in the basic net loss per share calculation plus the number of potential shares of common stock that would be issued assuming exercise or conversion of all potentially dilutive securities. For the three and six months ended June 30, 2026 and 2025, diluted net loss per share is the same as basic net loss per share as the inclusion of potentially dilutive shares would have been anti-dilutive.
The following table summarizes the outstanding shares of potentially dilutive securities that were excluded from the computation of diluted net loss per share attributable to common stockholders, as their effect would be anti-dilutive:

	Six Months Ended June 30,
	2026	2025
Common stock options outstanding	27,042,019	92,302,779
Convertible redeemable preferred stock outstanding	—	159,273,176
Unvested restricted stock awards	239,766	929,093
Unvested restricted stock units	728,278	—
Warrants to purchase common stock	10,412,167	—
Total	38,422,230	252,505,048
The restricted stock awards, while legally outstanding, are not considered participating securities as any rights to dividends during the vesting period are forfeitable. The warrants are also not participating securities, as holders do not have rights to receive dividends or dividend equivalents unless and until the warrants are exercised.
17. Segment Information
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

Refer to Note 1 - Summary of Operations and Significant Accounting Policies for information regarding significant customer concentrations and Note 2 - Revenue Recognition for revenue by geographic area.
18. Subsequent Events
The Company has evaluated subsequent events through the date the condensed consolidated financial statements were issued for disclosure or recognition within these financial statements and no items requiring disclosures were identified.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of the financial condition and results of operations of Infleqtion, Inc. (and its predecessor operations, ColdQuanta, Inc. (d/b/a Infleqtion) (“Legacy Infleqtion”), collectively referred to as the “Company,” “we,”“us,” or “our”) should be read together with our unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended December 31, 2025, included in the Current Report on Form 8-K/A, which has been filed with the Securities and Exchange Commission (“SEC”) on March 31, 2026. This discussion contains forward-looking statements, which are subject to a number of risks and uncertainties, including those discussed in the “Risk Factors” and “Special Note Regarding Forward-Looking Statements” sections of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2025.

Overview
Our vision is to harness the power of quantum to expand human potential.
We are developing and commercializing quantum technology products as part of a full-stack platform, which currently includes offerings such as quantum sensing, quantum computing and software. Our quantum-enabled solutions are focused on addressing the world’s most pressing challenges, with technologies actively deployed across a number of sectors today, including defense and security, artificial intelligence (“AI”), energy optimization, space and frontier, materials discovery and cybersecurity. Our approach is grounded in an integrated quantum technology platform, from foundational technology to advanced hardware and proprietary software, all built on neutral atoms, nature’s ideal qubits, which enable an adaptable, scalable and high-fidelity path to quantum advantage across multiple applications.
Today, our high-performance quantum clocks and quantum radio frequency (“RF”) sensors are already delivering quantum advantage, such as sensing the world with superior precision relative to classical state-of-the-art systems and unlocking new classes of national security and commercial applications. We are also pioneering the development of next-generation quantum inertial and gravimetric sensors for navigation in GPS-denied environments, including in space and underwater, subterranean exploration and mapping, and earth science and climate monitoring. Our sensing products are designed to function outside laboratory settings and are targeted for real-world deployment. These products are complemented by our flagship quantum computing system, Sqale, a room-temperature quantum computer with demonstrated high fidelity (99.73% controlled-Z (“CZ”) gate), the industry’s largest neutral atom array outside of a research institution. As of June 30, 2026, the Company has achieved 12 logical qubits. Our quantum sensors and computers are supported by our proprietary software. Our software applications enable customers to develop and execute optimization and quantum computing workloads using quantum and classical computing hardware. Superstaq, which serves as a control panel for future hybrid quantum-classical workflows, compiles and optimizes quantum circuits for multiple quantum computing modalities. Superstaq is currently deployed with a limited number of customers using third-party quantum computing hardware platforms, including platforms not based on neutral atom architectures such as our Sqale processor. In addition, we sell contextual machine learning (“CML”) software, based on quantum physics principles, which provides AI software running on classical graphics processing units (“GPUs”).
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
Recent Developments
Business Combination
On February 13, 2026 (the “Closing”), the business combination (“Business Combination”) between Churchill Capital Corp X (“CCX”) and Legacy Infleqtion was consummated pursuant to the definitive agreement and plan of merger and reorganization (the “Merger Agreement”), dated September 8, 2025. In connection with the closing of the Business Combination (the “Closing”), CCX changed its name to Infleqtion, Inc. Refer to Note 3 - Business Combination to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further discussion of the Business Combination.
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
In connection with the Closing, CCX delivered approximately $528.2 million of gross transaction proceeds to Infleqtion, consisting of $401.6 million of proceeds from the trust account and operating cash accounts and $126.5 million of proceeds from a previously announced private investment in public equity (the “PIPE Investment”). The PIPE Investment was completed pursuant to subscription agreements entered into on September 8, 2025, under which the Company issued an aggregate of 12,654,760 shares of common stock at a value of $10.00 per share. Total direct and incremental transaction costs incurred by Legacy Infleqtion and recognized as a reduction of additional paid in capital were approximately $9.3 million of which $1.8 million were paid at the Closing and the remaining $7.5 million were previously incurred and capitalized as deferred offering costs. Certain other costs in the amount of $11.5 million, associated with the Business Combination, did not qualify for capitalization and were expensed as selling, general and administrative expenses in the condensed consolidated statement of operations and comprehensive loss during the three months ended March 31, 2026. Of this amount, $10.7 million was paid at the Closing.
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
Public Company Costs
As a result of the Business Combination, we became a publicly traded company and are subject to ongoing public company reporting, governance and compliance requirements. Accordingly, we expect to incur increased ongoing costs related to public company regulatory requirements and customary practices, including additional personnel, stock-based compensation due to a broader mix of equity-based compensation awards, directors’ and officers’ liability insurance, director compensation, costs associated with implementing and maintaining an effective system of internal control over financial reporting and compliance with the Sarbanes-Oxley Act, and additional internal and external accounting, legal and administrative resources, including increased audit and legal fees. These costs are expected to continue in future periods.

Contract Awards

In August 2026, we announced a customer relationship with Eaton, a global power management industry leader reshaping next-generation power infrastructure for AI. Through private-cloud access to Sqale, our Superstaq compiler, and our quantum software capabilities, Eaton is exploring how quantum computing can be applied to difficult energy problems alongside its work in classical AI.

In July 2026, the Department of Energy selected Infleqtion for three Genesis Mission projects across computing and sensing. Those projects bring our capabilities together with government and commercial partners working across nuclear science, fusion, and power systems.

In July 2026, we announced a signed contract to deploy a fault-tolerant neutral-atom quantum computer at the Illinois Quantum & Microelectronics Park (“IQMP”), with delivery planned in 2027. The system initially targets 50 logical qubits with a roadmap to 100 logical qubits via modular upgrades. The system is based on Infleqtion's Sqale platform, which is already delivering workloads at customer sites. The system is also designed to support hybrid classical-quantum workloads through NVIDIA's NVQLink integration. As part of this initiative, we also established our Chicago Quantum Innovation Center to advance quantum application development and deepen collaboration with industry, government, and academic partners within the Illinois quantum ecosystem.

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
In February 2026, the U.S. Navy awarded us a $1.0 million Phase II contract to advance our Quantum-Inspired Rapid Context (“QuIRC”) machine learning software platform for RF signal processing. This AI application is powered by our patent-pending GPU-hosted CML technology, which applies quantum principles across machine learning models to capture contextual correlations across large datasets while significantly reducing computational and storage requirements. The Phase II award builds on a successful Phase I feasibility demonstration and will expand the effort to develop an integrated prototype for testing and evaluation in operationally relevant Navy environments.
In January 2026, we were awarded a $5.3 million cost-sharing agreement with the U.S. Department of Energy’s Advanced Research Projects Agency-Energy (“ARPA-E”). The Enhancing Neutral-atom Computers for Optimizing Delivery of Energy (“ENCODE”) program intends to optimize energy distribution and utilization across the nation’s electricity grid by developing and validating next-generation computational techniques that employ neutral atom quantum hardware. Via ENCODE, we will advance and upgrade its neutral atom quantum computer hardware and software stack to focus squarely on an end-to-end quantum solution.
Strategic Partnerships

During the quarter, the Company completed a strategic equity investment of approximately $3.0 million in Oratomic, a privately held startup focused on neutral atom quantum computing. Oratomic is a customer of Infleqtion's Quantum Cores products. The investment is intended to strengthen the Company's strategic position and support potential technological and commercial collaboration in the future, however, no collaborative agreements currently exist. The investment does not change the Company's current operating strategy and is not expected to have a material impact on near-term operating results.

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
Trends and Key Factors Affecting Performance
Our business has demonstrated continued top-line growth, with revenue increasing to $23.4 million for the six months ended June 30, 2026, compared to $13.5 million for the six months ended June 30, 2025. In February 2026, as discussed above under ‘Business Combination’, the Company completed the Business Combination, which materially strengthened its liquidity position and enhanced its ability to scale operations and support its long-term growth strategy as a public company. Prior private capital raises, including the Company’s Series C convertible redeemable preferred stock financing, supported investment in scaling its quantum computing, sensing, and precision timing platforms and accelerating deployment of field-ready solutions. Management believes the Company’s current capital base enhances our ability to advance product innovation and pursue additional market opportunities, supporting our long-term growth strategy. The following discussion highlights key trends and factors affecting our performance.
Technology Milestones
Many of our contracts with customers are dependent on our ability to demonstrate the technological feasibility of our products and services, as well as research and development of technology for quantum hardware and software, and materials science applications. These milestones include demonstrating materials science applications for high-fidelity quantum simulations, released CML capabilities to optimize hybrid quantum-classical workflows and expanding our portfolio of deployable Tiqker optical clocks for military and enterprise customers. We risk the potential that our technology may become obsolete, as advancements in quantum technologies occur rapidly, necessitating additional investments. Additionally, integrating new technologies into our existing capabilities creates additional risks, such as compatibility with existing systems. Our business depends on our ability to achieve technological milestones while effectively managing risks associated with technological obsolescence, integration of new technologies, cybersecurity threats and our ability to attract and retain qualified technical personnel.

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
During the six months ended June 30, 2026, approximately 74%, 6%, and 3% of total revenue was derived from customers associated with the U.S., U.K. and Australian governments, respectively, compared to approximately 40%, 29%, and 6%, respectively, for the six months ended June 30, 2025. Government contracts are subject to periodic expiration and renewal in the ordinary course of business. The expiration of certain U.K. government contracts resulted in a decrease in revenue, which was more than offset by increased revenue from U.S. government contracts, resulting in a $10.0 million net increase in total revenue during the six months ended June 30, 2026.
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
Product revenue
Product revenue from governmental contracts is primarily derived from development projects resulting in product prototypes or projects to custom engineer a completed product to the customer’s specifications. Product revenue from commercial contracts is derived from the sale of products to commercial customers, primarily from selling Tiqker for position navigation and timing (“PNT”) use cases. Revenues under governmental contracts are generally recognized over time as we satisfy our performance obligations based on the extent of progress towards contract completion and product revenue under commercial contracts is generally recognized at a point in time when we satisfy our performance obligations and control of the product transfers to the customer.

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
Other, net
Other, net consists primarily of income from refundable research and development tax credits, interest expense related to borrowings and gains or losses resulting from fluctuations in exchange rates during the reporting period on unsettled transactions and outstanding balances with foreign subsidiaries, vendors or customers, and adjustments to investments in equity securities without readily determinable fair values, including impairment charges and changes resulting from observable transactions. Our exposure to foreign currency risk reflects our international operations and contracts, which are subject to changes in currency values.

Income tax expense (benefit)
Income tax expense (benefit) consists of income taxes related to federal, state and foreign jurisdictions in which we conduct business.
Results of Operations
Comparison of the three months ended June 30, 2026 and 2025
The following table sets forth our condensed consolidated statements of operations for the periods indicated (unaudited; in thousands):

	Three Months Ended June 30,
	2026	2025	$ Change	% Change
Revenue
Product revenue	$3,173	$3,561	$(388)	(11)%
Service revenue	10,365	1,716	8,649	504%
Total revenue	13,538	5,277	8,261	157%
Cost of revenue
Cost of products	2,956	3,826	(870)	(23)%
Cost of services	8,415	773	7,642	989%
Total cost of revenue	11,371	4,599	6,772	147%
Gross profit	2,167	678	1,489	220%
Research and development	12,675	5,311	7,364	139%
Selling, general and administrative	19,818	6,250	13,568	217%
Grant income	(468)	(471)	3	(1)%
Loss from operations	(29,858)	(10,412)	(19,446)	187%
Other income (expense):
Interest income	5,021	719	4,302	598%
Other, net	142	507	(365)	(72)%
Total other income, net	5,163	1,226	3,937	321%
Loss before income taxes	(24,695)	(9,186)	(15,509)	169%
Income tax expense (benefit)	—	—	—	—%
Net loss	$(24,695)	$(9,186)	$(15,509)	169%
Total revenue
Total revenue increased by $8.3 million, or 157%, to $13.5 million for the three months ended June 30, 2026, compared to $5.3 million for the three months ended June 30, 2025. The increase was primarily attributable to a $6.7 million increase in revenue from services performed under the QGG contract with NASA, a $0.5 million increase in revenue from services performed under the Sapient contract with the US Army, and a $0.4 million increase in revenue from services performed under the ARPA-E ENCODE project with the U.S. Department of Energy, driven by increased project activity during the current period.
Total cost of revenue
Total cost of revenue increased by $6.8 million, or 147%, to $11.4 million for the three months ended June 30, 2026, compared to $4.6 million for the three months ended June 30, 2025. The increase was primarily attributable to a $3.3 increase in subcontractor expense primarily related to the QGG contract, and a $1.7 million increase in stock-based compensation, primarily due to higher equity award activity and the front-loaded recognition of expense under the graded attribution method following the Closing of the Business Combination.

Research and development
Research and development expense increased by $7.4 million, or 139%, to $12.7 million for the three months ended June 30, 2026, compared to $5.3 million for the three months ended June 30, 2025. The increase was primarily attributable to a $4.7 million increase in stock-based compensation expense, primarily due to higher equity award activity and the front-loaded recognition of expense under the graded attribution method following the Closing of the Business Combination; a $1.5 million increase in payroll and other compensation costs in the U.S. and U.K., primarily attributable to increased personnel supporting the advancement of our logical qubit roadmap and general research and development activities, a $0.4 million increase in transaction-driven employer tax expense on stock option exercises by international employees and a $0.9 million increase in material costs.
Selling, general and administrative
Selling, general and administrative expense increased by $13.6 million, or 217%, to $19.8 million for the three months ended June 30, 2026, compared to $6.3 million for the three months ended June 30, 2025. The increase was primarily attributable to a $4.9 million increase of stock-based compensation expense, primarily due to higher equity award activity and the front-loaded recognition of expense under the graded attribution method following the Closing of the Business Combination, a $3.4 million increase in payroll and other compensation costs due to increased headcount to support operating as a public company, an increase of $1.6 million of investor relations, SEC filing, and other public-company costs incurred following the Business Combination, an increase of $1.3 million of additional audit and accounting expenses, an increase of $1.2 million of transaction-driven employer tax expense on stock option exercises by international employees and a $1.0 million increase in legal expenses.
Other income (expense)
Interest income, net
Interest income increased by $4.3 million, or 598%, to $5.0 million for the three months ended June 30, 2026, compared to $0.7 million for the three months ended June 30, 2025. The increase was primarily attributable to higher balances invested in government money market funds and available-for-sale securities, which were funded with proceeds received upon the Closing of the Business Combination in February 2026.

Comparison of the six months ended June 30, 2026 and 2025
The following table sets forth our condensed consolidated statements of operations for the periods indicated (unaudited; in thousands):

	Six Months Ended June 30,
	2026	2025	$ Change	% Change
Revenue
Product revenue	$6,769	$9,853	$(3,084)	(31)%
Service revenue	16,676	3,619	13,057	361%
Total revenue	23,445	13,472	9,973	74%
Cost of revenue
Cost of products	5,688	7,753	(2,065)	(27)%
Cost of services	13,055	1,498	11,557	771%
Total cost of revenue	18,743	9,251	9,492	103%
Gross profit	4,702	4,221	481	11%
Research and development	22,626	10,478	12,148	116%
Selling, general and administrative	46,138	12,034	34,104	283%
Grant income	(1,173)	(1,095)	(78)	7%
Loss from operations	(62,889)	(17,196)	(45,693)	266%
Other income (expense):
Interest income	8,223	1,075	7,148	665%
Other, net	252	1,116	(864)	(77)%
Total other income, net	8,475	2,191	6,284	287%
Loss before income taxes	(54,414)	(15,005)	(39,409)	263%
Income tax expense (benefit)	—	—	—	—%
Net loss	$(54,414)	$(15,005)	$(39,409)	263%
Total revenue
Total revenue increased by $10.0 million, or 74%, to $23.4 million for the six months ended June 30, 2026, compared to $13.5 million for the six months ended June 30, 2025. The increase was primarily attributable to a $10.7 million increase in revenue from services performed under the QGG contract with NASA, a $0.8 million increase in revenue from services performed under the Sapient contract with the U.S. Army, and a $0.7 million increase in revenue from services performed for the National Security Strategic Investment Fund Morse contract, each due to increased project activity during the current period. These increases were partially offset by a $2.3 million decrease in revenue from the Rack Mount Optical Clocks (“RMOC”) project with the U.S. Army due to lower levels of activity compared to the prior-year period.
Total cost of revenue
Total cost of revenue increased by $9.5 million, or 103%, to $18.7 million for the six months ended June 30, 2026, compared to $9.3 million for the six months ended June 30, 2025. The increase was primarily attributable to a $4.4 million increase in subcontractor expense, primarily related to the QGG contract, a $2.6 million increase in stock-based compensation expense, primarily due to higher equity award activity and the front-loaded recognition of expense under the graded attribution method following the Closing of the Business Combination, and a $1.5 million increase in payroll and other compensation costs for increased headcount.
Research and development
Research and development expense increased by $12.1 million, or 116%, to $22.6 million for the six months ended June 30, 2026, compared to $10.5 million for the six months ended June 30, 2025. The increase was primarily attributable to a $7.0 million increase in stock-based compensation expense, primarily due to higher equity award activity and the front-

loaded recognition of expense under the graded attribution method following the Closing of the Business Combination, $3.7 million increase in payroll and other compensation costs primarily attributable to increased personnel supporting the advancement of our logical qubit roadmap and general research and development activities, a $1.2 million increase in material costs, primarily attributable to increased purchases and consumptions of materials and components used in research and development; and a $0.4 million increase in transaction-driven employer tax expense on stock option exercises by international employees.
Selling, general and administrative
Selling, general and administrative expense increased by $34.1 million, or 283%, to $46.1 million for the six months ended June 30, 2026, compared to $12.0 million for the six months ended June 30, 2025. The increase was primarily attributable to $11.5 million of non-recurring expenses associated with the Business Combination, an increase of $8.8 million of stock-based compensation expense, primarily due to higher equity award activity and the front-loaded recognition of expense under the graded attribution method following the Closing of the Business Combination, a $5.3 million increase in payroll and other compensation costs due to increased headcount to support operating as a public company, a $4.0 million increase of audit and accounting expenses, a $1.8 million increase of legal expenses, a $1.6 million increase of investor relations, SEC filing, and other public-company costs incurred following the Business Combination and a $1.2 million increase of transaction-driven employer tax expense on stock option exercises by international employees.
Other income (expense)
Interest income, net
Interest income increased by $7.1 million, or 665%, to $8.2 million for the six months ended June 30, 2026, compared to $1.1 million for the six months ended June 30, 2025. The increase was attributable to higher balances invested in government money market funds and available-for-sale securities from the prior period, funded with the proceeds received from the Closing of the Business Combination in February 2026.

Liquidity and Capital Resources
We have incurred net losses and used cash in operating activities since inception. Prior to the Business Combination, we have funded our operations primarily through the issuance of convertible redeemable preferred stock, resulting in aggregate gross proceeds of approximately $285.4 million. At the Closing of the Business Combination, our cash position increased significantly primarily due to proceeds of approximately $401.6 million received from funds held in CCX’s trust account and proceeds of approximately $126.5 million received from the PIPE Investment, partially offset by approximately $1.8 million of transaction-related costs which were accounted for as equity issuance related costs and recorded in additional paid in capital, and $10.7 million of transaction-related costs that were expensed as selling, general and administrative expenses in the condensed consolidated statement of operations and comprehensive loss during the six months ended June 30, 2026. Following Closing of the Business Combination, our primary sources of liquidity have shifted to cash on hand and available-for-sale securities.
For the six months ended June 30, 2026, we incurred a net loss of $54.4 million, and as of June 30, 2026, we had an accumulated deficit of $287.9 million. We expect to continue to incur operating losses and higher operating expenses for the foreseeable future as we invest in the development and commercialization of our technologies.
Our cash and cash equivalents consist primarily of cash held in banks, checking deposits, money market funds and highly liquid investments, including short-dated U.S. Treasury securities. As of June 30, 2026, we had cash and cash equivalents of $59.3 million and restricted cash, of $1.1 million. Our available-for-sale securities are primarily invested in short- and long-term corporate debt securities and U.S. Treasury securities, generally with longer maturities than those classified as cash equivalents. As of June 30, 2026, we had $522.5 million of available-for-sale securities.

As of June 30, 2026, cash and cash equivalents included approximately $27.4 million received from employees and former employees in connection with stock option exercises for the payment of related tax withholding obligations. The Company is required to remit these amounts to the applicable taxing authorities, and such funds are not available to fund the Company’s operations. The corresponding obligation is recorded as employee tax withholdings payable within current liabilities.

Based on our current operating plan, management believes that our cash, cash equivalents and available-for-sale securities, excluding amounts held for remittance to taxing authorities, as of June 30, 2026 will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least 12 months from the date of this Quarterly Report on Form 10-Q. We believe we will meet longer-term expected future cash requirements and obligations through a combination of cash flows from operating activities and available funds from our cash, cash equivalents and available-for-sale securities balances. However, this determination is based upon internal projections and assumptions and is subject to changes in market conditions, business execution and other factors.
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
Convertible Redeemable Preferred Stock
At the Closing, Legacy Infleqtion had Series Seed, Series Seed II, Series A, Series B, Series B-1, Series C and Series C-1 convertible redeemable preferred stock outstanding. Upon the Closing, all outstanding shares of Legacy Infleqtion’s convertible redeemable preferred stock were automatically surrendered and exchanged for the right to receive shares of CCX common stock based on the Exchange Ratio, representing the Company’s Common Stock after the Closing.
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
Refer to Note 10 - Convertible Redeemable Preferred Stock to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information about our convertible redeemable preferred stock.
Cash Flows
The following table summarizes our condensed consolidated statement of cash flows and cash and cash equivalents, for the six months ended June 30, 2026 and 2025 (unaudited; in thousands):

	Six months ended June 30,
	2026	2025
Net cash used in operating activities	$(5,974)	$(9,727)
Net cash used in investing activities	(474,245)	(1,098)
Net cash provided by financing activities	529,114	49,293
Foreign currency translation	(370)	1,187
Net increase in cash and cash equivalents and restricted cash	$48,525	$39,655
Cash and cash equivalents and restricted cash at beginning of period	$11,894	$48,142
Cash and cash equivalents and restricted cash at end of period	$60,419	$87,797
Cash used in operating activities
Net cash used in operating activities was $6.0 million for the six months ended June 30, 2026, compared to $9.7 million for the six months ended June 30, 2025, representing a $3.8 million decrease in cash used. This change was primarily attributable to a $39.4 million increase in net loss offset by an $18.7 million increase in non-cash operating adjustments and $24.5 million increase in cash provided by working capital changes.
Non-cash adjustments increased by $18.7 million for the six months ended June 30, 2026 compared to six months ended June 30, 2025, primarily due to an $18.5 million increase in stock-based compensation expense and a $1.5 million increase in the fair value of the contingent obligation related to the Morton acquisition.
Net cash impacts from changes in working capital increased by $24.5 million for the six months ended June 30, 2026 compared to six months ended June 30, 2025. The increases were primarily attributable to a $38.0 million increase in accrued liabilities, primarily related to tax withholding obligations payable to taxing authorities in connection with stock option exercises by employees and former employees. These increases were partially offset by a $6.5 million decrease in accounts payable, primarily due to the timing of vendor payments and a $5.3 million decrease in contract liabilities due to the timing of revenue recognition, customer billings, and advance payments.
Cash used in investing activities
Net cash used in investing activities was $474.2 million for the six months ended June 30, 2026, compared to $1.1 million for the six months ended June 30, 2025, an increase of $473.1 million. The increase was primarily attributable to a $529.7 million increase in purchases of available-for-sale securities, partially offset by a $60.2 million increase in available-for-

sale securities maturities. Net cash used in investing activities for the six months ended June 30, 2026 also included $3.0 million for the purchase of a non-marketable equity investment in a privately held company.
Cash provided by financing activities

Net cash provided by financing activities was $529.1 million for the six months ended June 30, 2026, compared to $49.3 million for the six months ended June 30, 2025, representing a $479.8 million increase. The increase was primarily attributable to $528.2 million of net proceeds from the Business Combination, net of redemptions and issuance costs and a $3.9 million increase in proceeds from stock option exercises. These increases were partially offset by $3.3 million of offering costs that were capitalized prior to the Closing. Net cash provided by financing activities for the six months ended June 30, 2025 included $49.2 million of proceeds from the issuance of Series C convertible redeemable preferred stock.
Contractual Obligations and Commitments
The commitment amounts presented below are associated with material contracts that are enforceable and legally binding and that specify all significant terms, including fixed or minimum services to be used, fixed, minimum or variable price provisions, and the approximate timing of the actions under the contracts. As of June 30, 2026, there have been no material changes with regard to contractual obligations and commitments from those disclosed in our “Management's Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments” in the consolidated financial statements for the year ended December 31, 2025 included in the Current Report on Form 8-K/A that we filed with the SEC on March 31, 2026, except as disclosed below.
Operating lease obligations
We utilize non-cancellable operating leases for various real estate in Colorado, Wisconsin, Illinois, the U.K. and Australia primarily used as office space, which expire at various dates through 2030 and some of which contain multi-year renewal options. As of June 30, 2026, our remaining contractual obligations for our operating lease obligations were approximately $25.3 million.
In April 2026, the Company executed an amendment to its operating lease for its Louisville, Colorado facility. The amendment increases the leased premises by approximately 68,000 square feet and extends the lease expiration date from March 31, 2030 to August 31, 2037.

In June 2026, the Company executed an amendment to its operating lease for its Oxford, U.K. facility. The amendment increases the leased premises by approximately 44,000 square feet and extends the lease expiration date from October 6, 2034 to June 9, 2036.
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
Recently Issued or Adopted Accounting Standards
A description of recently issued and adopted accounting pronouncements are described in Note 1 - Summary of Operations and Significant Accounting Policies to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
We had cash and cash equivalents of $59.3 million as of June 30, 2026. We hold our cash and cash equivalents for working capital purposes. Our cash and cash equivalents are held in cash deposits and money market funds.
Additionally, we had available-for-sale securities of $522.5 million as of June 30, 2026. Available-for-sale securities may consist of investment grade commercial paper, corporate bonds, federal agency bonds, government bonds, and other bonds issued in the U.S. (and denominated in the U.S. dollar) by foreign entities.
Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of cash and cash equivalents and available-for-sale securities due to changes in interest rates.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and our principal financial officer, has evaluated our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report. Based on such evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2026 due to the material weaknesses described below.

Internal Control Over Financial Reporting
Material Weaknesses
In connection with the preparation of its financial statements for the years ended December 31, 2025 and December 31, 2024, Legacy Infleqtion identified material weaknesses in its internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses identified pertained to:
•not having sufficient personnel within the accounting function to facilitate proper segregation of duties over the review of journal entries;
•not having sufficient personnel to perform effective risk assessment and maintain effective internal controls over the review of accounting transactions;
•throughout 2025, failing to design and maintain effective monitoring controls at a sufficient level of precision over the accounting performed by our U.K. subsidiary; and
•failing to implement controls and a system of review and approval for entries and changes to the system of record for equity.

As of December 31, 2026, we will be subject to the provisions of Section 404(b) of the Sarbanes-Oxley Act and the evaluation of the control environment is ongoing. During 2026, we have identified pervasive ineffective general information technology controls for information technology systems, which resulted in the corresponding failure of automated process level controls and manual controls dependent on the accuracy and completeness of information derived from those information technology systems.
Remediation Activities
To date, we have taken the following steps to begin to remediate these material weaknesses:
•we replaced our accounting software with one that is more robust and suitable for a publicly reporting company and have continued to enhance our information technology environment, including the design and implementation of controls over system access, change management and other information technology general controls;
•we began the design and implementation of controls related to restricting user and privileged access to appropriate personnel, including as it relates to segregation of duties;
•we consulted with experts on technical accounting matters, internal controls and in the preparation of our financial statements;
•we began implementing a risk assessment process and enhancing controls to ensure proper oversight over accounting related to significant accounts and transactions including at our UK subsidiary;
•we commenced a process of hiring additional accounting and finance resources with relevant public company experience
•we transitioned our system of record for equity to a third party registrar and transfer agent and continued to enhance our internal equity processes and related training

•held workshops and trainings to reinforce control concepts and responsibilities for control performers; and

•hired internal and third-party experts to assist with information technology control implementation and execution.
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

Changes in Internal Control Over Financial Reporting
Except with respect to the remediation activities discussed above, there have been no changes in our internal control over financial reporting during the three months ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION
Item 1. Legal Proceedings.
From time to time, we may become involved in legal proceedings relating to claims arising from the ordinary course of business. Our management believes that there are currently no claims or actions pending against us, the ultimate disposition of which could have a material adverse effect on our results of operations, financial condition or cash flows.
Item 1A. Risk Factors.

There have been no material changes to the risk factors disclosed in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
None.
Item 5. Other Information.
From time to time, our officers (as defined in Rule 16a-1(f)) and directors may enter into Rule 10b5-1 or non-Rule 10b5-1 trading arrangements (as each such term is defined in Item 408 of Regulation S-K) for the purchase or sale of our securities. During the three months ended June 30, 2026, none of our officers or directors adopted, modified or terminated any such trading arrangements.

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
___________
#Certain portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K because the registrant customarily and actually treats that information as private or confidential and the omitted information is not material. Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant agrees to furnish a supplemental copy of any omitted schedule or exhibit to the SEC upon request.
*Filed herewith.

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

Infleqtion, Inc.

Date: August 17, 2026	By:	/s/ Matthew Kinsella
Matthew Kinsella
Chief Executive Officer
(Principal Executive Officer)

Date: August 17, 2026	By:	/s/ Ilan Hart
Ilan Hart
Chief Financial Officer
(Principal Financial and Accounting Officer)